Form 10KSB
period 1995-12-31
INTEGRATED MEDICAL SYSTEMS INC
filed 1996-03-29
CIK 767089

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

          [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from
                     ________________ to ________________.

                        Commission file number: 33-62613
                                                33-62613-01


                        INTEGRATED MEDICAL SYSTEMS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                       84-0970775
 ------------------------------               ------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                          Number)

            15000 West 6th Avenue, Suite 400, Golden, Colorado 80401
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Issuer's telephone number: (303) 279-6116

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:

                                      None
                                 --------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO  [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. [X]

     The issuer's revenue for its most recent fiscal year was $20,408,258.

     As of March 15, 1996 the aggregate market value of the Registrant's voting stock held by nonaffiliates was $ -0-.

     As of March 15, 1996 Registrant had 15,660,200 shares of its no par value common stock and 5,622,323 shares of Series D non-voting redeemable preferred stock issued and outstanding.

     Transitional Small Business Disclosure Format: YES [ ] NO [X]

                                     PART I

ITEM 1.     BUSINESS

     Integrated Medical Systems, Inc. ("IMS" or the "Company") was founded in 1985. IMS develops and operates computer-based communications networks that link physicians with other participants in healthcare delivery and payment systems, enabling such participants to automate routine and specialized messages and to provide a practical means for providers and payors to integrate the services they provide. Healthcare, especially the individual physician's practice of medicine, generates prolific requirements for multi-location, multi-system clinical, financial and administrative communication and information transfer and management. IMS believes that it is the nation's leading developer and operator of physician-focused, multi-participant, multi-media, bi-directional automated healthcare communications through a common user interface, in terms of total number of transactions, variety of transactions, number of physicians, number and variety of interfaced host healthcare information systems, number of institutions (hospitals, managed care plans, clinical laboratories, ancillary care providers and healthcare information and administrative services) and number of operational networks and markets served.

     Acquisition of the Company by Eli Lilly and Company ("Lilly"). On December 18, 1995, the Shareholders of the Company approved an Agreement and Plan of Merger dated August 2, 1995 (the "Merger Agreement") providing for the merger (the "Merger") of Trans-IMS Corporation, a wholly-owned subsidiary of Lilly ("Subsidiary"), with and into the Company. Prior to the Merger, Lilly, through wholly-owned subsidiaries, owned shares of the Company's common stock ("Common Stock") and all of the Company's Series C Preferred Stock ("Series C Stock"), which together constituted approximately 28% of the outstanding voting securities of the Company. As a result of the Merger, (i) the Company issued 5,263,995 shares of non-voting Series D Preferred Stock ("Series D Stock") and paid approximately $21.4 million in cash contributed to the Company by Lilly in exchange for all outstanding Common Stock and Series B Stock Preferred Stock ("Series B Stock") held by persons other than Lilly; (ii) all options exercisable for shares of Common Stock were exchanged for cash contributed to the Company by Lilly or options to acquire Series D Stock or Lilly Stock (Company employees only); (iii) all warrants exercisable for shares of Common Stock were exchanged for cash contributed to the Company by Lilly or warrants to acquire Series D Stock; and (iv) all Subsidiary stock and Company Series C Stock held by Lilly subsidiaries was converted into Common Stock of the Company. Lilly contributions to the Company related to options and warrants totaled approximately $8.1 million. As a result of the Merger, Lilly subsidiaries acquired all of the voting stock of the Company.

     In addition, pursuant to the Merger Agreement, Lilly entered into put-call agreements with respect to the holders of 5,254,995 shares of Series D Preferred Stock pursuant to which the holders will have the right to require Lilly to purchase ("put") any or all of a holder's shares of Series D Stock during each of two put periods at a price of $8.00 per share plus any unpaid dividends accrued to the purchase date ("Purchase Price"). Further, Lilly will have the right to require a holder to sell ("call") any or all of the holder's Series D Stock then held to Lilly at the Purchase Price in whole or in part at any time or from time to time after the third anniversary of the Merger.

     The Company's Articles of Incorporation were amended and restated in the Articles of Merger to change the total authorized capitalization of the Company to 20,000,000 shares of Common Stock and 12,000,000 shares of Series D Preferred Stock. The amended Articles of Incorporation changed the rights and preferences of the Series B Stock (which was eliminated as a result of exchange by the holders pursuant to the Merger) and established certain preferences, limitations and relative rights with respect to the Series D Stock. Under the amended Articles, following the Merger, the Series D Stock is superior in respect to rights to payments upon liquidation, dissolution or winding up of the Company to the Common Stock of the Company. The amended Articles provide that, other than the right to elect directors following certain failures in the payment of dividends and redemption of the Series D Stock, there are no voting rights other than those required by Colorado Business Corporation Act with respect to the

Series D Stock. All outstanding Series B Stock was cancelled upon exchange by holders pursuant to the Merger and the Company is not authorized to issue additional Series B Preferred. Also in connection with the Merger, the Company's shareholders approved an amendment to the Company's 1994 Stock Option Plan (the "Plan") to increase the number of shares of Common Stock authorized to be issued under the Plan.

     For  financial  reporting  purposes,  the  Merger  was  accounted  for as a
purchase  in  accordance   with  generally   accepted   accounting   principles.
Accordingly, the total acquisition cost was allocated to the assets and liabilities of the Company based on their relative estimated fair market values at the date of the Merger. The Company's results of operations and financial position will be included in Lilly's consolidated results of operations and financial position from the date of the Merger. See Notes (1) and (11) to the Consolidated Financial Statements included under Item 7. for additional information.

     Effects of the Merger. The Company entered into the Merger in order to continue to fund the growth of its business, to facilitate expansion into new markets and to provide an opportunity for liquidity to the Company's shareholders and a continued incentive to management and employees of the Company. The Merger provided Lilly with an opportunity to expand its pharmaceutical management services by connecting to the large number of physicians utilizing the Company's IMS MEDACOM(R) networks. Through these networks, Lilly expects to use the Company's networks in conjunction with the pharmacy benefit management business of Lilly's subsidiary, PCS, to further develop a nationally integrated information technology system for health care providers and payors. Lilly also intends to provide disease management utilization tools to existing and future Company network subscribers, as well as to expand its technological intervention capabilities and connectivity not only to physicians but to all disparate sources of the health care community.

                             Description of Business

     The first IMS medical communication network was deployed in 1988. IMS has pioneered the concept of "open" architecture (available on a fee-for-use basis regardless of the user's affiliation or computer hardware/operating system requirements) computer-based communication networks for delivery of information in the healthcare field (the "IMS MEDACOM(R) Networks"). IMS has developed networks in more than 51 areas across the United States. IMS MEDACOM(R) Networks are in 27 of the largest 50 metropolitan statistical areas in the country, connect with over 35,000 physicians, 196 hospitals, 12 laboratories and at least 15 health plans and insurers.

     IMS MEDACOM(R) Networks connect healthcare information systems and departmental workstations utilizing proprietary network controller software and proprietary message handling software on personal computers at the user's site. IMS MEDACOM(R) Networks increase the timeliness and accuracy of clinical communications, ease the burden of compliance with managed care and financial transaction requirements and reduce the information management burden for physicians, hospitals and other network users. Also, unlimited communication between all physicians in a given network is available. The Company estimates that over 25 million total messages were delivered over IMS MEDACOM(R) Networks in 1995.

     The Company's core set of three software connectivity tools are: RELAY(TM), which provides system integration of diverse formats; ComCenter, the network switch which distributes messages among network users; and PC-COM(TM), the software on each workstation which enables the user to access the network. These software components are installed as a network in each healthcare market area in which the Company operates. A local operations staff of IMS employees manages the connectivity of the various communications software of network users, provides on-going training and workstation support and works with network sponsors to continually expand their services and applications provided to physicians and other users over the network.

     Physicians gain access to networks by becoming subscriber s, for which there are no costs or fees to the physician. Network sponsors are healthcare institutions, organizations and services which communicate regularly with subscriber physicians in the normal course of business. Sponsors pay annual network communications or license fees that typically relate to the number of physician subscribers the sponsor chooses to reach on the network. As more sponsors pay for network connectivity, the Company receives additional license, implementation and communications fees and more physicians become subscribers. Growing numbers of sponsors and physician subscribers connected with networks lead to increased usage and acceptance and, ultimately, revenue to the Company.

Strategy

     The Company's objective is to be the leading provider of physician-focused automated medical communication networks and services which deliver decision-critical information to the healthcare industry. The Company's strategy includes the following key elements:

o Focus on Physician Office Requirements: The Company attracts physician participation on networks by emphasizing ease of use, minimal investment and immediate and relevant value to the practice. There is no charge to physicians for the Company's software, installation, training, on-going support or messages and communications services. A physician can use an existing office computer to serve as the IMS MEDACOM(R) Network communications workstation ("NCW") with the Company's PC-COM(TM) software. The Company believes that its physician focus creates an on-going relationship and alliance that will accelerate the attraction of network sponsors and generate new network uses and applications with potential revenue sources for the Company.

o Establish IMS MEDACOM(R) Networks in Additional Markets: The Company is working to develop owned and operated IMS MEDACOM(R) Networks in the largest 50 markets (based on numbers of practicing physicians); and become the "utility" for computerized medical communications across the entire spectrum of healthcare delivery in the market area. In smaller markets, the Company licenses the operation of its IMS MEDACOM(R) Networks to one or more qualified local operators.

o Add Additional Sponsors to Existing Networks: In the largest 50 markets in which the Company establishes IMS MEDACOM(R) Networks, the addition of local sponsors generates both significant financial leverage and attracts additional physician participation which in turn increases the importance of the network in the local market. The addition of national sponsors which communicate with physicians across several IMS MEDACOM(R) Networks also adds revenue for the Company in both operated and licensed networks.

o Technology and Services Leadership: The Company has established a single method of access for physicians and other network users which combines open architecture, ease of use and bi-directional communications and employs a common look and feel for users. The system is simple, utilizes those computer operating systems most commonly found in physicians' offices and is easily upgradable. The Company intends to extend this presence and reputation for successful new service integration into higher speed transmissions, more complex system interfaces and an array of physician "desktop" information management services.

IMS MEDACOM(R) Network

Design

     A network to support the electronic exchange of text, voice, graphics and images in the health care industry must be highly reliable and provide connectivity to any computer system in use by both subscribers and sponsors. The Company provides this service through proprietary software which can run on most hardware, and which is delivered by a full range of field operational services, which it has developed since 1985.

     Each IMS MEDACOM(R) Network has at its core the ComCenter, a communications controller and switch which hosts proprietary IMS software. The participants in a local healthcare delivery system are connected as a network through the

ComCenter to automate routine and specialized communications. The network converts transactions such as clinical results reporting, referral notifications, admission forms, medical transcriptions, consultant reports, clinical monitor tracings, medical records, calendars, prescriptions, third party claims and managed care encounter protocols from mail, fax, phone or courier distribution to a common computerized, bi- directional pathway. Physician offices (subscribers) join the network at no cost for the service when the Company's PC-COM(TM) software is installed on the office computer. Healthcare institutions, such as hospitals, pay implementation and annual communications and license fees to become network sponsors with the right to communicate electronically with a designated group of physician subscribers or other users. The sponsors link into the local IMS MEDACOM(R) Network using both the Company's RELAY(TM) software which interfaces to their own proprietary automated systems and an unlimited site license for PC-COM(TM) software to enable in-house computers across the sponsor's organization to become NCWs. Each institutional department or function of the hospital can format standard automated transactions for an unlimited range of routine communications to physicians or other network participants using the Company's proprietary computer protocols (Script) and imbedding the Scripts in the subscriber NCWs under a multi-level directory-driven communications module.

     The ComCenter maintains the network directory of users, message ordering system and transaction log. In the largest 50 markets, each ComCenter is installed in a centrally located office leased by the Company that houses an IMS network staff which develops, coordinates and supports the network. The network staff also provides training with scheduled classes covering all aspects of network use and benefits along with new sponsor and subscriber orientation and specialty training covering new sponsor applications or network enhancements.

     The networks do not process data or provide and operate value-added data management or storage applications. The IMS strategy is focused on connectivity, message delivery, automated message handling systems, facilitating functional systems integration initiatives and enabling the practical implementation of multi-provider organized delivery systems. During 1995 the Company deployed its ComCenter NT software, based upon the MicroSoft Windows NT(R) network operating system, to enhance its core strategy, gain flexibility in scaling ComCenters and to add communications options such as on-line sessions, "near-time" automated response host inquires and single point access for national sponsors communicating across multiple networks.

     The IMS MEDACOM(R) Network provides multi-platform functionality. The RELAY(TM) software enables the network to permit sponsors to automate virtually any communication to any network user from any host computer system that can generate a print stream. Utilizing RELAY(TM), the Company has connected networks with healthcare information systems sold by all of the major computer or software vendors. The majority of the NCWs on the Company's various networks are IBM-compatible, DOS-based personal computers, either stand-alone units or as participants on a local area network. The Company's software can also be installed on computers operating under other operating systems, such as UNIX, ZENIX and AIX. The Company has designed a MicroSoft Windows(R) based operating system version for its software which is scheduled for release to network users during the first half of 1996.

     A key feature of IMS MEDACOM(R) Networks is that communication for every NCW is bi-directional. As opposed to general purpose E-mail systems, or special purpose EDI applications (such as electronic claims submission), the IMS MEDACOM(R) Network permits a message to be launched to or from a designated NCW. In this way, network participants are assured that their network messages have been received at the destination and the receiver can process the message instantly because it is resident as electronic media on the NCW.

     The IMS MEDACOM(R) Networks connect participants using modems and basic phone lines, and because the highest volume message usually consists of clinical results from a local source, the majority of communication occurs within the telephone company's local area, eliminating most long distance charges for network participants. Where higher-speed bandwidth (such as fiber optic cable) is available and desired by network participants, the entire suite of IMS MEDACOM(R) Network software is compatible with other transmission media.

Customizing the Network

     One of the powerful features of the IMS MEDACOM(R) Network is that it allows for network messages to contain attached data files such as voice messages, medical images or text from a word processor. This permits the recipient to handle the appropriate disposition of the transmitted material. Text files, such as those that might come from a word processor, can be printed or copied to a disk for processing. After the operator has printed the message and processed any attached files, the system can automatically send an acknowledgment to the message originator, indicating that the message was received and processed. Message forward and reply functions are also available.

     Customized screens can be created for different types of messages, such as hospital pre-admissions, patient referrals and eligibility. In addition, a network sponsor can elect to broadcast a message to all its participants on the network or to create a list of people to whom a single message is to be sent. This latter facility might be used, for example, by a hospital to send the next day's surgery schedule to all surgeons.

Sources of Network Revenue

     There  are  generally  three  levels  of  participation  on IMS  MEDACOM(R)
Networks: local sponsors, national sponsors and physician subscribers. Sponsors pay various fixed and message related fees to "communicate" with selected physician Subscribers or other network users.

     Local Sponsors. Local sponsors include local organizations that desire to use a network to improve the quality of their services to physicians, improve the efficiency of their operations and strengthen relationships with physicians or other users. Such organizations include hospitals, clinics, specialists, imaging centers, home care agencies, independent pharmacies, transcription services, etc. These entities enter into one to five year network services agreements and pay annual fees and other charges for network use.

     National Sponsors. National sponsors include healthcare organizations or providers that desire to communicate with a wide range of physicians or other network users in multiple markets. Such organizations include hospitals, pharmaceutical companies, clinical laboratories, pharmacy chains, managed care/insurance companies, medical publishers, etc., and usually are also sponsors of more than one, and generally all, other IMS medical information networks located throughout the United States.

     Physician Subscribers. Each physician or medical practice is a key influence or client for a wide range of local and national sponsors. Physician subscribers create revenue by attracting local and national sponsors which pay to use the network to communicate with subscribers. Although some sponsors' fees are dependent upon the number of physicians with which communication is sought, no network revenue is provided by physicians.

Network Support

     The Company provides extensive centralized network monitoring field and sponsor staff training, technical implementation resources and real time support from its Golden, Colorado offices. The network services division delivers: (a) network design services including on-site sponsor requirement evaluations and RELAY(TM) specification development; (b) RELAY(TM) and other interface programming, testing and installation; (c) call-in support with direct technician interfaces who operate an automated problem logging, tracking, resolution and follow-up system; and (d) a national training center, housed in a separate, purpose-built facility with a curriculum that covers a Company orientation, the industry, the Company's technology and products, policies and procedures and a variety of application and programming credentialing.

            IMS MEDACOM Network Locations

     IMS MEDACOM(R) Networks are currently serving the following market areas:



oAlbany, New York(2)                      oHouston, Texas(1)                   oOrlando, Florida(1)(3)

oBirmingham, Alabama(3)                   oIndianapolis, Indiana(1)(3)         oPensacola, Florida(2)

oBoca Raton, Florida(2)                   oJackson, Mississippi(2)             oPhiladelphia, Pennsylvania(1)

oBoise, Idaho(2)                          oJacksonville, Florida(2)            oPhoenix, Arizona(1)(3)

oCapitol Region, Washington, D.C. area(1) oKansas City, Missouri(1)            oRichmond, Virginia(1)

oBoynton Beach, Florida(1)                oKnoxville, Tennessee(2)             oRockford, Illinois(3)

oChicago, Illinois(1)(3)                  oLexington, Kentucky(1)              oSacramento, California(1)

oCincinnati, Ohio(1)                      oLincoln, Nebraska(2)                oSan Antonio, Texas(1)

oColumbus, Ohio(1)                        oLittle Rock, Arkansas(3)            oSan Diego, California(1)

oColorado Springs, Colorado(1)            oLos Angeles, California(1)          oSan Jose, California(1)

oDallas-Ft. Worth, Texas(1)               oLouisville, Kentucky(1)             oSavannah, Georgia(2)

oDavenport, Iowa(2)                       oMemphis, Tennessee(1)               oSt. Louis, Missouri(1)

oDenver, Colorado(1)                      oMiami/Fort Lauderdale, Florida(1)   oTampa, Florida(1)

oFlint, Michigan(2)                       oMinneapolis, Minnesota(1)(3)        oTulsa, Oklahoma(2)

oGreat Falls, Montana(2)                  oMonroe, Louisiana(2)                oWichita, Kansas(2)

oHonolulu, Hawaii(2)

-------------------

(1)            Network in one of the 50 largest markets.

(2)            Network operated by licensee.

(3) Operated under a joint venture or similar arrangement. See "Co-Ventures" below.

     In markets where IMS MEDACOM(R) Networks are in place, the Company estimates that there are approximately 150,000 physicians in practice, of which 20% are subscribers to an IMS network. Physician subscribers connected to MEDACOM(R) Networks have grown from 845 at December 31, 1991 to approximately 35,000 at December 31, 1995, with more than half the growth occurring in 1995.

     At December 31, 1995, IMS and networks operated by IMS or affiliates had sponsorship agreements with 124 sponsors. One hundred one of the sponsors were hospitals or hospital systems, managed care providers or payors, 12 were laboratories, and 11 were other categories.

     In addition, IMS has network license agreements with 27 licensee hospitals or healthcare organizations, which authorize the licensee to use IMS network software to set up and operate a proprietary network in smaller markets. IMS and national sponsors are usually authorized to communicate with users of the licensee's network. The licensee frequently retains IMS to manage its network or to provide various ancillary services. Sponsors and licensees each pay initial implementation fees, annual fees and other charges for specialized or additional services for fixed contract terms, generally five years, renewable thereafter for negotiated fees.

Co-Ventures

     In selected large markets, IMS has entered into various joint venture or similar relationships with others to develop an IMS MEDACOM(R) Network. The areas of interest and ownership of present joint venture participants at December 31, 1995 are summarized as follows:


                                                        Co-Owner or
                                                          Venturer                    Type of Entity
         Name of Venture              Percent of        (Manager of                      (State of
(Corporate Name, if Applicable)        Interest           Venture)                     Organization)           Network Area
 -----------------------------        ----------  -----------------------------     -----------------  -----------------------------
Illinois Medical Information
 Network, Inc. ....................      68%      HFN, Inc. (26%): Swedish Amer-    JV Corporation     Illinois, 2 Indiana counties,
                                                  ican Hospital (5%): Alexian       (Illinois)         and portion of Eastern Iowa
                                                  Brothers Medical Ctr. (1%)(HFN)

Arkansas Medical Information
 Network (IMS-NET of Arkansas,
 Inc.) ............................      51%      Baptist Medical System (Baptist)  JV Corporation     Arkansas
                                                                                    (Arkansas)

IMS-NET of Arizona Joint Venture,
 Ltd ..............................      50%      BC-BS of Arizona, Inc. (IMS-      JV Ltd. Partner-   Arizona
                                                  NET of Arizona, Inc., general     ship (Arizona)
                                                  partner)

IMS-NET of Central Florida, Inc. ..      51%      Adventist Health                  JV Corporation     Orlando and central Florida
                                                  System/Sunbelt                    (Colorado)

Indiana Medical Communication
 Network LLC ......................      51%      Methodist Hospital of             JV Limited         Indiana (except 2 counties)
                                                  Indiana, Inc. (IMS)               Liability Company
                                                                                    (Colorado)
Minnesota Medical Communication
 Network LLC ......................      90%      Blue Cross and Blue Shield of     JV Limited         Minnesota
                                                  Minnesota (IMS)                   Liability Company
                                                                                    (Colorado)


     Pursuant to each venture arrangement, an open architecture network is established and operated as a separate business consistent with the operation of other networks by IMS in other areas. Local sponsors contract with the venture for network participation. IMS and the venturer are generally reimbursed for services provided to the venture and operating profits are shared according to ownership interest. Revenue from national sponsors who contract with IMS is shared between IMS and the venture entity. Financial information from these entities is included with the consolidated financial information for IMS and its subsidiaries. IMS may negotiate to increase its ownership interest in the above entities from time to time.

     In October 1995, IMS acquired the 51% interest which it did not own in a joint venture corporation organized in 1991 to develop and operate a network in and around Los Angeles. As a result of the acquisition, the venture was terminated, the corporation became a wholly owned subsidiary of IMS, and IMS assumed control of the network. On January 2, 1996, IMS acquired the 49% interest which it did not own in a joint venture partnership organized in 1998 to develop networks in Alabama and western Florida. IMS has not initiated any venture relationships since 1993 and has no plans to do so in the future.

Product Development

     The implementation of the ComCenter NT technology has opened up a broad range of product development opportunities for the Company, including data file level host system integration; a Windows(TM) version of the PC-Com(TM) software; enhanced UNIX functionality; broader LAN integration; bridges to the most popular institutional E-Mail systems; real-time remote display of clinical monitor activity (ICU, CPU, fetal, etc.); enterprise- wide master indexing of patient activity integrated from outside the institution into the physician's office; a full set of financial/claim EDI activities as well as practice management system interfaces; and enhanced network access using single point connection into multiple ComCenters of more than one network.

     The Company also recognizes that technology and service venture alliances with major corporations in the healthcare, technology and communications fields can bring a valuable level of product development expertise and opportunity to its networks. The Company may join healthcare support service vendors to create enhanced value applications of their core activities by adding a network communications or similar functionality. Arrangements have been initiated for a technology and service relationship in claims processing; for point-of-service materials management; and, with PCS, for automated physician/pharmacy communications.

     As of  December  31,  1995,  approximately  175  computer  programmers  and technical personnel of the Company and ventures with which the Company is affiliated are involved at different times and in varying degrees, in product development and enhancement and software support. IMS is committed to identifying existing software systems/programs and/or developing new programs that bring added value to IMS MEDACOM(R) Network participants. Many of IMS's network applications were developed in cooperation with health care providers and payors. The Company intends to continue this strategy of developing services in cooperation with key customers in targeted market sectors.

Sales and Marketing

     The Company markets its services and software licenses through a direct sales force consisting, as of December 31, 1995, of 15 direct field sales executives located throughout the United States, regional sales vice presidents for both the eastern and western United States, and a vice president of Technical Sales Support. The Company's sales offices are located in Arizona, California, Georgia, Illinois, Massachusetts, Ohio, Pennsylvania, South Carolina and Texas. The sales force is managed by a Senior Vice President of Sales. The sales executives are supported by General Managers and by a Director of Operations resident at each IMS MEDACOM(R) Network. Also, the sales staff receives marketing and administrative support from the Company's strategic development division which includes a director of marketing, media relations manager and industry marketing specialists.

     The Company generates sales through referrals from sponsors and physicians, healthcare information systems consultants, industry seminars and trade shows, news articles in the trade and general business press, direct mail campaigns and advertisements in trade journals. In addition, the Company's relatively large installed physician base attracts direct inquiries from national or regional healthcare service organizations that desire an automated communications link with their affiliated physicians or other providers. Also, as a result of consolidations and the restructuring of local/regional healthcare delivery into integrated systems, the Company's base of installed institutions provides leveraged introductions to a number of new sales prospects.

     No single customer accounted for more than 10% of the Company's total revenues for the year ended December 31, 1995. One customer, a hospital system licensee under an NLA, accounted for approximately 19% of the Company's total revenue in the prior fiscal year.

Competition

     The health care communications industry is competitive. Many hospitals, third party administrators, claims processing organizations, hospital systems vendors, system integrators, insurers, managed care organizations, and a few small companies provide physicians with some form of communications link to one or more specific organizations. Major companies which have provided network systems to the health care industry include IBM, Physicians Computer Network, Shared Medical Systems, Meditech and Ameritech and other regional Bell operating companies. ln addition, certain companies have expressed an intention to provide communications solutions to the health care industry, many of which have substantially greater resources than the Company. IMS believes that its networks allow users to communicate with more physicians and more hospitals using a bidirectional standardized communications format than any other commercial provider of similar communications in the medical field.

Employees

     As of December 31, 1995, the Company had 277 full-time employees, of which 175 were technical and engaged in maintaining or developing IMS products or services, 25 were marketing and sales, 37 were involved in administration and finance and 40 provided nontechnical operation support in IMS business units which operated various networks. The Company's network ventures employed an additional 44 people. None of the Company's employees were represented by a union. The Company believes that its relationship with its employees is good.

ITEM 2.     PROPERTIES.

     The Company's corporate offices are located at 15000 West Sixth Avenue, Golden, Colorado. These premises are leased pursuant to a lease agreement which expires on January 31, 1998 and has a renewal term of five years. The lease covers approximately 28,000 square feet of office space for which the Company pays annual rent of $240,225. The Company also leases approximately 56,000 square feet of additional office space in 26 offices throughout the country where network services are provided. These offices range in size from approximately 700 square feet to 3,000 square feet. The Company pays annual rent in the aggregate amount of approximately $892,700 for this space.

     The Company plans to lease space from time to time as it establishes new networks. The Company believes that its facilities are adequate for its present operations.

ITEM 3.     LEGAL PROCEEDINGS.

     There are no material legal proceedings currently pending, or, to the best of the Company's knowledge, contemplated against the Company by governmental authorities or others.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of shareholders of the Company was held on Monday, December 18, 1995 for the purpose of voting on the approval and adoption of the Merger Agreement. The Merger Agreement provided for the merger of Trans-IMS Corporation, a wholly-owned subsidiary of Lilly, with and into the Company; an amendment to the 1994 Employee Stock Option Plan of the Company to increase the number of shares available under the Plan from 400,000 shares of Company Common Stock to 838,600 shares of Company Common Stock, which equalled the total number of shares subject to options which had been granted previously under the Plan; and an amendment to the Articles of Incorporation of the Company which, among other things, eliminated the voting rights of the Series B Stock other than as required by Colorado Law, established Series D Stock and provided for parity of the Series B Stock and the Series D Stock upon liquidation, dissolution or winding up of the Company. The Merger required the affirmative vote of the holders of at least two-thirds of the outstanding shares of Common Stock, Series B Stock and Series C Stock voting together as a class, and the affirmative vote of at least two-thirds of the outstanding shares of each of the Series B Stock and Series C Stock voting as separate classes. The Merger was approved by the required vote of each class of stock as well as all classes voting together. All of the votes cast, which consisted of 6,206,000 shares of the Common Stock, 1,950,000 shares of the Series B Stock and 3,500,000 shares of the Series C Stock, voted in favor of the Merger Agreement. The Merger was effective on December 18, 1995.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     (a) Market Information. None of the Company's securities have ever traded in any established public trading market, there is presently no public market for the Company's equities securities, and it is unlikely that such a market will develop in the future.

     (b) Holders. As of December 31, 1995, Lilly, through its PCS Holding Corporation subsidiary, was the sole owner of all of the Company's 15,660,200 issued and outstanding Common Stock and there were 74 holders of the Company's 5,622,323 outstanding shares of Series D non-voting redeemable preferred stock.

     (c) Dividends. The Company has not declared cash dividends on its Common Stock since its inception and the Company does not anticipate paying any dividends on the Common Stock in the foreseeable future. The Company's Series D Stock is preferred as to the payment of dividends over the Common Stock. The Series D Stock accumulates cash dividends at an annual rate of $0.62 per share. The dividends accrue and cumulate, regardless of whether such dividends have been declared by the Board of Directors, beginning on the date of issuance of the shares and are payable annually when declared in arrears each December 31 until and unless the shares of Series D Stock are redeemed by the Company. Dividends are payable on the Common Stock only when, as, and if declared by the Board of Directors, in accordance with Colorado law, and only after all accrued dividends on Series D Stock have been paid.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company's networks, generally referred to as IMS MEDACOM(R) Networks, enable healthcare entities ("sponsors") to be linked with participating physician offices and physicians to be linked to each other to facilitate the exchange of clinical, financial and administrative information related to the delivery of healthcare services.

     Sponsors pay various fees to utilize an IMS MEDACOM(R) Network to communicate with selected physicians or other network users in a given market on a single network (a "local sponsor") or on several networks (a "national" sponsor). Physicians are not charged fees to participate on a network for basic network communication services and generally are designated for participation on a network, with the approval of the physician, by a sponsor seeking to improve communication with certain physicians. Generally, licenses to physicians for the proprietary IMS software installed at the physician practice sites on devices owned by physicians are directly maintained with IMS.

     IMS markets its software and networks under three general arrangements.

     Large Markets

     In 27 of the largest 50 metropolitan markets in the United States, the Company operates, directly or under a contract with a local network partner, IMS MEDACOM(R) Networks in which all healthcare providers, suppliers, payors and others in the market have an opportunity to utilize the network for various aspects of medical communication needs. The "open architecture" networks may be utilized by any sponsor which intends to communicate with physicians or other sponsors in the market area under a "network services agreement" ("NSA"). Under an NSA, local sponsors contract with IMS or the network, for implementation of an individualized automated communications plan utilizing the network for an annual fee determined by either (a) the size of the sponsoring institution and scope of the network design, or (b) the volume and characteristics of communications with designated physician sites or other external sites (pharmacies, clinic, ancillary treatment services, etc.). In addition to annual sponsor fees, IMS may receive implementation fees, as well as incremental development and deployment fees for custom software interfaces or workstation applications  as requested  by the sponsor.  The typical term for an NSA is five
(5) years, though shorter participation commitments are available under significantly higher fee structures. Most NSAs include general renewal upon expiration at increased or renegotiated fees. NSA revenue is recognized as earned monthly by prorating the fixed annual fee while certain custom development or implementation fees are recognized upon project completion.

     Smaller Market Networks

     In selected smaller markets (typically those with less than 1,500 practicing physicians), a local healthcare service provider or management entity contracts with IMS to receive a license of IMS technology and to implement a network under a network license agreement ("NLA"). Under an NLA, the licensee generally receives a nonexclusive license to use the IMS proprietary software for a fixed period, generally a five-year term with annual renewals thereafter. The licensee can operate a network on its own or retain IMS to manage the network. All physician site licenses under an NLA are with the Company so the Company retains the right in most cases to permit other local sponsors or licensees or national sponsors to communicate with the NLA physicians. At the Company's option, the NLA licensee receives a negotiated portion of local and national sponsorship fees in the nonexclusive territory to implement the network service.

     Typically, NLA licensees pay fees at approximately 50% of the corresponding aggregate five-year fees under an NSA, and the NLA includes a defined obligation for the NLA licensee to staff, operate, market and support the local network and attain physician participation.

     The NLA license fee is recognized as revenue in the year in which the NLA licensee receives the installation of the network software. Any technology support and maintenance fees associated with the NLA are recognized on a prorated monthly basis. In addition, the Company may receive implementation fees that are recognized as earned. Other NLA revenue sources include optional monthly management services fees for services provided by the Company, generally at the election of the NLA licensee, to provide network oversight and operation, and custom development or new services implementation fees that are recognized upon project completion.

     Certain National Sponsors

     National network sponsors enter into national sponsor agreements ("NSPA") pursuant to which the licensee is afforded the right to communicate with designated physicians or other users in various networks. Typically, the NSPA provides fees determined as an annual charge per physician or other recipient of the communication or of the sites to which the communication is directed, usually based upon the sponsor's communication application and annualized communications volumes, with annual minimum fees. As the number of national sponsors increase, the Company expects that incremental recurring revenue will increase as will profit margin as there is minimal additional expense incurred and most of the significant operations/expenses related to network usage are covered by fees paid by local sponsors. The Company recognizes the annual minimum fees prorated monthly until actual network communication fees exceed the minimum.

Results of Operations

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The table below sets forth certain items of revenue and expenses reflected in the Company's income statement (in thousands) and the percentages of total revenue represented by the items.


                                                               Year Ended December 31,
                                                   ---------------------------------------------
                                                           1995(1)                  1994
                                                   -----------------------  --------------------

Net Sales and Fee Revenue:
  Network Service Agreement revenue ............   $ 11,937          58.5%  $  7,457       41.7%
  Network License Agreement revenue ............      6,596          32.3%    10,058       56.3%
  Network License Service revenue ..............      1,875           9.2%       366        2.0%
                                                   --------         -----    -------      -----
      Total revenue ............................     20,408         100.0%    17,881      100.0%
Costs and Expenses:
  Salaries, payroll taxes and benefits .........     19,331          94.7%    11,839       66.2%
  Facilities ...................................      4,965          24.3%     3,187       17.8%
  Selling, general and administrative ..........      9,044          44.3%     5,848       32.7%
  Amortization of goodwill and other
    intangibles ................................        471(2)        2.3%      --          --
  Costs of subsidiary litigation ...............        115            .6%       785        4.4%
  Reorganization costs .........................       --             --         479        2.7%
                                                   --------         -----    -------      -----
      Total expenses ...........................     33,926         166.2%    22,138      123.8%
LOSS FROM OPERATIONS ...........................    (13,518)        (66.2)%   (4,258)     (23.8)%
Other Income (Expense):
  Interest income ..............................        120           0.6%       343        1.9%
  Interest expenses ............................       (560)         (2.8)%     (119)       (.7)%
  Other, net ...................................       (228)         (1.1)%      (65)       (.3)%
                                                   --------         -----    --------      -----
      Total other income (expense) .............       (668)         (3.3)%      159         .9%
LOSS BEFORE MINORITY INTEREST IN OPERATIONS
OF SUBSIDIARIES ................................    (14,186)        (69.5)%   (4,098)     (22.9)%
MINORITY INTEREST IN INCOME FROM OPERA-
TIONS OF SUBSIDIARIES ..........................       (292)         (1.4%)     (153)       (.9)%
                                                   --------         -----    --------      -----
NET LOSS .......................................    (14,478)        (70.9)%   (4,252)     (23.8)%
                                                   ========         =====    ========     =====

------------------------

(1) The period from January 1, 1995 through December 18, 1995, the effective date of the Merger ("pre- Merger"), and the period from December 18, 1995 through December 31, 1995 ("post-Merger"), have been combined for purposes of this presentation. Because of purchase accounting adjustments resulting from the Merger, the results of operations between pre- and post-Merger periods may not be comparable. See Note 1 to Consolidated Financial Statements included under Item 7. However, the post-Merger period does not materially change the results of operations for the full year and are included to provide a better comparison from year-to-year.

(2) Represents primarily amortization of goodwill during the post-Merger period. See Note 1 to Consolidated Financial Statements.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Net Sales and Fee Revenue. Total revenue increased $2.53 million from $17.88 million in 1994 to $20.41 million for the year ended December 31, 1995. Sponsor revenue under Network Service Agreements increased $4.48 million from $7.46 million in 1994 to $11.94 million in 1995, reflecting an increased number of operating networks, a greater number of sponsors participating in the networks and a substantial increase in the number of physicians with which networks are connected. Quarterly sponsorship revenue under NSAs has continued to increase, again reflecting the growth of the Company's IMS MEDACOM(R) networks. The Company anticipates continued expansion of both the number of NSAs and networks in operation and plans to emphasize such growth in the next one to two years.

     Revenue from Network License Agreements declined $3.46 million from $10.06 million in 1994 to $6.60 million in 1995. The first half of 1994 was exceptionally strong, reflecting recognition of substantial revenue from the sale of a network license for Hawaii and several other smaller licenses. In 1995, the Company completed nine license sale transactions, including seven in the last two quarters, which reflects the historical fluctuation in this revenue as network licenses sold in smaller markets are unpredictable in nature and generally require 12 to 18 months from the time the licensee initially indicates interest in a network until the sale is completed and the initial network installation is in place. Although management anticipated that revenue would increase significantly in the third quarter, the Company believes that the market expectation of the merger with Lilly was in part responsible for a postponement in the finalization of several pending contracts.

     Network license service revenue increased from $.37 million in 1994 to $1.88 million in 1995, reflecting increased management service fees, implementation fees and recognition of the portion of initial license fees sold in previous periods allocated to service revenue. Service revenue tends to reflect services provided to licensees and sponsors that became participants on networks in previous periods and therefor should tend to increase as the number of licenses for which IMS will provide network management increases and as the number of sponsors and network size under NSAs increases.

     Salaries and Benefits. Salaries and benefits increased approximately $7.49 million or 63% to $19.33 million in 1995 compared to $11.84 million in 1994, and salaries and benefits represented 95% of revenue in 1995 compared to 66% of revenue in 1994. The substantial increase reflects an increase in the number of employees from 146 at the beginning of 1994 to 321, including employees of network ventures, at December 31, 1995 due to increased activities and growth of the Company's business. Also, the Company charged an additional $2.3 million to payroll following the Merger in 1995 to reflect sales commissions paid in prior periods but which were being amortized over the life of the contracts, costs of developing the Company's ComCenter NT operating system and previously capitalized development costs.

     Facilities and Related Expenses. Facilities and related expenses are composed of rent, equipment, maintenance and depreciation, telephone, utilities, insurance and taxes. Facilities expenses increased $1.8 million over 1994 to $4.97 million for 1995, or 39%. The Company incurred increases due to opening of additional administrative offices in Denver in January 1995 and opening more field offices. Rent and related facilities expenses in 1995 related to the Company's San Diego office which closed at the end of 1994 were charged to reorganization in 1994 and are not included in 1995 facilities expenses, although such expenses were paid in 1995. Telephone expenses increased $.87 million over the comparable period in 1994, reflecting substantially increased network traffic.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses include travel and entertainment, marketing, sales and promotion expenses and other uncategorized expenses. SG&A expenses increased approximately $3.2 million or 55% in 1995 compared to 1994. Travel and related selling expenses increased due to the Company's transition to a national sales force in late 1994 and other SG&A expenses increased as the level of activities rose due to the Company's growth. Also, the Company charged to SG&A costs incurred in early 1995 in connection with an abandoned securities offering and approximately $1.1 million in Merger related fees and expenses.

     Amortization of Goodwill. The excess of the amounts paid by Lilly in connection with the Merger over the estimated fair market values of the assets of the Company, approximately $97 million, was allocated to goodwill and other intangibles and will be amortized over 10 years. The amount of amortization in 1995 primarily reflects this amortization for the period following the Merger. In future years, the annual amortization charge for the transaction, approximately $9.7 million, will significantly and adversely affect results of operations.

     Cost of Subsidiary Litigation. Litigation involving the Company, two subsidiaries and certain directors commenced in 1992 was concluded in 1995 with a judgment in favor of the Company and the directors following trials. As a result, costs of subsidiary litigation decreased $.67 million from 1994. The Company is not currently involved in any major litigation.

     Reorganization Costs. In 1994, the Company closed its San Diego office and charged the costs to expenses for 1994. Approximately $100,000 of the $479,000 of expenses relate to net leasehold expenses which will be paid over the remaining term of the lease and approximately $280,000 represents expenses and severance compensation paid in 1995 to the former chairman and founder of the Company who continued on as a director following the reorganization.

Financial Condition

     IMS had working capital of $.6 million at December 31, 1994 compared to a working capital deficit of approximately $11 million at December 31, 1995. Treating the obligations due to Lilly in 1996 as long term debt would increase the Company's working capital to approximately $1.7 million at December 31, 1995. At December 31, 1995, IMS had $3.5 million in cash and cash equivalents on hand compared to $1.4 million at December 31, 1994. The increase in cash was primarily attributable to borrowings from Lilly, which totaled $12.7 million at year end, due in 1996. The Company also had increased sales of receivables remaining under NLAs during 1995 and increased fees paid under NSAs signed in the fourth quarter of 1995. Lilly has indicated that it does not intend to call this debt for payment when due. IMS' contract receivables at December 31, 1994 were $6.8 million compared to $6.2 million at December 31, 1995, of which $.37 million were long term. The modest decrease reflects an increased amount of contracts receivable sold to third parties in 1995.

     Since December 31, 1994, in accordance with the Merger Agreement the Company has funded operations primarily through approximately $12.7 million in borrowings from Lilly, $6.9 million from the exercise by Lilly of warrants to purchase 875,000 shares of Series C Preferred Stock and $4.6 million from the sale of receivables under network license and service agreements to financial institutions on a discounted cash flow basis. In addition, the Company utilized, on an interim basis, a portion of a $1 million line of credit secured by guarantees of certain directors. The credit line expired and there was no balance outstanding as of December 31, 1995.

     The Company had stockholders' equity of $5.7 million and accumulated deficit of approximately $23.4 million at December 31, 1994 and stockholders' equity and retained earnings of approximately $48.3 million and $.5 million, respectively at December 31, 1995. This very significant improvement in financial condition is due primarily to the acquisition of the Company by Lilly and the related purchase accounting adjustment required in connection with the Merger. See Notes 1, 8 and 11 to Consolidated Financial Statements.

     The Company has incurred and expects to continue to incur significant operating and net losses and to continue to generate negative cash flow from operating activities while it emphasizes development and enhancement of networks and until the Company establishes additional sponsor revenue for its networks.

In view of the anticipated negative cash flow from operating activities and the cash required for the continuing development of the Company's products and services, the expansion of existing networks and the construction and acquisition of new networks, the Company will continue to require substantial amounts of capital for the foreseeable future from outside sources. Lilly has represented that it is committed to provide the necessary level of financial support to the Company to enable it to pay its debts as they become due for the year ending December 31, 1996 and to provide funding for the Company to continue its development and expansion until it is self sufficient. As a result, the Company anticipates that financing for rapid growth will be available.

New Accounting Pronouncement

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," issued in March 1995 and effective for 1996, establishes accounting standards for the impairment of long-lived assets. The Company will adopt this standard as of January 1, 1996 and does not expect that adoption will have a material impact on the Company's financial position or results of operations.

ITEM 7.     FINANCIAL STATEMENTS

     The following Consolidated Financial Statements that constitute Item 7 are included at the end of this report beginning on page F-1.

     Report of  Independent  Public  Accountants
     (for the period  December  19, 1995 through December 31, 1995 and as of December 31, 1995)........................................ F-1
     Report of Independent Public Accountants
     (for the period January 1, 1995 through December 18, 1995
     and for the year ended December 31, 1994)........................... F-2
     Consolidated Balance Sheet as of December 31, 1995.................. F-3
     Consolidated Statements of Operations............................... F-5
     Consolidated Statements of Stockholders' Equity..................... F-6
     Consolidated Statements of Cash Flows............................... F-8
     Notes to Consolidated Financial Statements.......................... F-11

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants or disagreements of the type required to be reported under this item between the Company and its independent accountants during the fiscal year ended December 31, 1995.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (a) Identification of Directors and Executive Officers

     All members of the Board of Directors hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified. Executive officers serve at the discretion of the Board of Directors. The following table sets forth as of the date hereof certain information with respect to the persons who serve as executive officers and directors of the Company.


Name                                    Age   Position
-----                                   ---   --------


Kevin E. Moley ....................      49   President, Chief Executive Officer and Director

Edward B. Daniels .................      45   Executive Vice President and Chief Operating Officer

Charles I. Brown ..................      64   Executive Vice President, Chief Financial Officer,
                                              Secretary and Director

George R. Beauchamp, M.D ..........      53   Senior Vice President - Physician Affairs

Joseph G. Ferguson, Sr ............      44   Senior Vice President - Technology

William B. Hein., Sr ..............      46   Senior Vice President - Sales and Marketing

Charles S. Iobe, Sr ...............      53   Senior Vice President - National Operations

Richard J. Smeltz .................      53   Vice President - Finance

Robert Ashworth ...................      53   Director

Michael S. Hunt, Ph.D .............      49   Director

Thomas Trainer ....................      48   Director


     All members of the Board of Directors hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified. Executive officers serve at the discretion of the Board of Directors.

     KEVIN E. MOLEY has served as President and Chief Executive Officer of the Company since January 1996. He also has been a director since 1994 and was interim Chief Executive Officer of the Company from July 1994 to December 1994. Mr. Moley served as Senior Vice President, Health Systems Management of PCS Health Systems, Inc., a subsidiary of Lilly from, February 1993 to January 1996. Mr. Moley served as Deputy Secretary of the U.S. Department of Health and Human Services ("HHS") from February 1992 until January 1993. His career at HHS included tenures as Assistant Secretary for Management and Budget, and Chief Financial Officer from 1989 to 1992, and director of the office of Prepaid Health Care from 1986 to 1988. He served as Vice Chairman of the President's Council on Management Improvement from 1989 to 1992 and on the steering committee of the National Health Policy Forum from 1989 to 1993. Prior to serving at HHS, Mr. Moley held several positions with CNA from 1969 to 1974 and New England Life Insurance in marketing and underwriting management from 1974 to 1983. He attended Georgetown University in Washington, D.C., served in the United States Marines in Vietnam and was awarded the Navy Commendation medal with Combat V and the Purple Heart.

     EDWARD B. DANIELS has served as Executive Vice President and Chief Operating Officer since January 1996 and served as Senior Vice President for National Network Services from 1994 to 1996. From 1993 to 1994, Mr. Daniels was Vice President of Cornerstone Health Management, a geriatric services company, in Dallas, Texas. From 1984 to 1993, Mr. Daniels served as Vice President and then President of GeriMed of America, Inc., a geriatric services company. In 1984, Mr. Daniels was Vice President of Envisioneering, a laboratory information software development company. From 1981 to 1984, Mr. Daniels served as Regional Director of Health Care Systems at Arthur Young & Company, an accounting firm. From 1976 to 1980, Mr. Daniels held both technical and management positions in computer services and operations analysis at Henry Ford Hospital in Detroit, Michigan. Mr. Daniels obtained a bachelor's degree in psychology from Southern Illinois University in 1972 and a master's degree in industrial engineering from the State University of New York at Buffalo in 1976.

     CHARLES I. BROWN has served as the Executive Vice President and Chief Financial Officer since March 1995 and as a director since 1992. From 1992 to

March 1995, Mr. Brown was a Senior Vice President and the Chief Financial Officer. From 1983 to 1992, Mr. Brown was active as a financial consultant to, and a director of, several banks and corporations. He was formerly Chairman of the Board of American National Bank, Laramie, Wyoming, from 1986 to 1992, the Chairman of the Board of the Rawlins National Bank, Rawlins, Wyoming, from 1983 to 1991, and the Chairman of the Board of Prudential Bank of Denver, Colorado, from 1984 to 1986. He has served as a director of The Original Sixteen to One Mine, Inc., Allegheny, California, a publicly held gold mining company, since 1986 and as a director of lzzo Systems, Inc., Denver, Colorado, a private manufacturer of golf bags and related products since 1992. From 1974 to 1982, he served as Senior Vice President and Director of Energy Fuels Corporation, a Denver based, privately owned mining company. From 1959 to 1974, he served as Vice President/Finance and Director of Western Nuclear Inc., a publicly-owned mining company listed on the American Stock Exchange prior to its acquisition by Phelps Dodge Corporation in 1970. Since 1978, he has served as a Trustee of the Colorado State University Research Foundation, Fort Collins, Colorado and since 1974, he has served as a Trustee of the Colorado Outward Bound School. Mr. Brown received a master of business administration degree with distinction from Harvard Graduate School of Business Administration in 1959 and a bachelor of arts degree from Williams College in 1954.

     GEORGE R. BEAUCHAMP, M.D. has served as the Senior Vice President--Physician Affairs since January 1996 and was Vice President for Strategic Development from December 1994 until 1996 and was Vice President--Medical Affairs for the Company from 1991 to 1994. From 1975 to the present, Dr. Beauchamp has practiced medicine as a Pediatric Ophthalmologist. From 1987 to 1990, Dr. Beauchamp served as Medical Director of the Office of Regional Health Affairs Foundation and held numerous positions of authority and responsibility in American ophthalmology, including the American Board of Ophthalmology where he has served as a director since 1990. Dr. Beauchamp received bachelor of arts degree in physiology from the University of California, Berkeley in 1965 and his doctor of medicine degree from Northwestern University in Chicago in 1968. After internship and residency training in ophthalmology at Walter Reed Army Medical Center in Washington, D.C., and completing his military service obligation, Dr. Beauchamp undertook additional specialized training in corneal surgery and pediatric ophthalmology.

     JOSEPH G. FERGUSON, SR., has served as the Senior Vice President--Technology since January 1996 and was Senior Vice President for Engineering and Development from March 1995 until 1996. Mr. Ferguson has 20 years of experience in the development of commercial software application products in various industries. From 1990 to 1994, Mr. Ferguson was Vice
President for Product Engineering at Community Health Computing, in Houston, Texas, a hospital information systems company, where he was responsible for the development of Community Health Computing's new generation of clinical application products. From 1982 to 1989, Mr. Ferguson was Vice President for Engineering and co-founder of Covalent Systems, a provider of turnkey manufacturing systems, which provides application software solutions to the graphic arts industry. From 1973 to 1982, Mr. Ferguson was with Hewlett-Packard in various capacities related to the development and marketing of Hewlett-Packard's internal and commercial manufacturing application products. Mr. Ferguson received a master of business administration degree from the Wharton School of Business in 1974 and a bachelor's degree from the University of California at Santa Cruz in 1972.

     WILLIAM B. HEIN has served as the Senior Vice President of Sales since 1994 and as Senior Vice President of Marketing since January 1996. Mr. Hein was previously the President/Central Region for the Company and was Vice President of the Company from 1988 to 1993. From 1979 to 1987, Mr. Hein was with Control Data Corporation, a computer systems and service company, where he managed field sales and support organizations and developed strategic plans for domestic and international computer sales programs. From 1972 to 1979, Mr. Hein was Vice President and a principal of Computing Associates, Inc., a software development and consulting organization. Mr. Hein received a bachelor of science degree in engineering from the University of Arizona in 1973, where he also took post graduate courses in business administration.

     CHARLES S. IOBE, SR., has served as the Senior Vice President--National Operations since January 1996 and was Senior Vice President of Field Operations from 1994 until 1996. From 1990 to 1993, Mr. Iobe was Executive Vice President of TME, Inc., a medical imaging company. From 1981 to 1983, Mr. Iobe was Chief Operating Officer of Humana Inc.'s Health Services Division. Mr. Iobe received his bachelor's degree in business administration from Texas Christian University in 1964 and a master of business administration degree from the George Washington University in 1967.

     RICHARD J. SMELTZ has served as the Vice President of Finance since 1991. From 1988 to 1990, Mr. Smeltz was the Vice President/Chief Financial Officer for Medical Warehouse, Inc., a membership warehouse specializing in medical supplies for doctor's offices and home healthcare and pharmacies. From 1982 to 1988, Mr. Smeltz was Vice President and Treasurer of Pace Membership Warehouse, Inc., a membership warehouse. From 1974 to 1982, Mr. Smeltz was Vice President/Controller of Handyman Home Improvement Centers, which has retail hardware outlets. Mr. Smeltz received a bachelor of science in accounting from California State University of Los Angeles in 1965 and a juris doctor degree from Loyola University School of Law in 1973. Mr. Smeltz also has instructed college courses in accounting, business law and federal income tax.

     ROBERT ASHWORTH has served as a director of the Company since the Merger in December 1995. Mr. Ashworth has served as Executive Vice President and Chief Information Officer of PCS since 1989. Prior to joining PCS, Mr. Ashworth was Vice President and General Manager, Information Technologies Division, for
McKesson Corporation. Mr. Ashworth completed his undergraduate studies in Mathematics at the University of Washington, Seattle, Washington in 1967, and is a graduate of the 1984 summer executive program at Stanford University, Stanford, California.

     MICHAEL S. HUNT has served as a director of the Company since 1994. Since 1994, Dr. Hunt has been the Vice President, North American Business Development for Lilly. From 1993 to 1994, Dr. Hunt served as Vice President of Pharmaceutical Strategic Planning and Japan Business Planning for Lilly. Dr. Hunt joined Lilly in 1974 and had increasing responsibilities until he was appointed Vice President of Finance and Treasurer in 1985. Dr. Hunt is a member of the Board of Directors for Circle Income Shares, and the Indianapolis Symphony Orchestra Financing. Dr. Hunt received a bachelor of arts degree in economics from Carlton College in 1968 and a doctorate of philosophy degree in business and economics from Harvard University in 1972.

     THOMAS TRAINER has served as a director of the Company since the Merger in December 1995. Mr. Trainer serves as the Vice President, Information Technology, and Chief Information Officer of Lilly. Prior to joining Lilly, he served as Vice President and Chief Information Officer of Reebok International Ltd.and as Senior Vice President of Operations of A.C. Nielson Co. He attended Strathclyde University in Scotland, graduating in 1966 with a bachelor's degree in English.

     Other than as stated above, no director of the Company is a director of any other entity that is required to file reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act").

     (b) Identification of Significant Employees.

     Not applicable.

     (c) Family Relationships.

     There are no family relationships among directors, executive officers, or persons nominated or chosen to become directors or executive officers.

     (d) Involvement in Certain Legal Proceedings.
         Directorship.

     During the last five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company: (i) has been convicted of, or is subject to, a pending criminal proceeding; (ii) is subject to any order, judgment or decree of any court of competent jurisdiction, enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iii) has been found by a court of competent jurisdiction in a civil action, the Securities Exchange Commission, the Commodities Futures Trading Commission, to have violated a federal or state securities or commodities law. Further, no bankruptcy petition was filed by or against any business of which any of such persons was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     Compliance with Section 16(a) of the Exchange Act.

     Not applicable.

ITEM 10.                EXECUTIVE COMPENSATION

     The following table provides certain information pertaining to the compensation paid by the Company and its subsidiaries for services rendered by the persons who served as Chief Executive Officer of the Company at any time during the last fiscal year.

                           SUMMARY COMPENSATION TABLE
                                                                                                   Long Term
                                                                                              Compensation Awards
                                                                                    Other     -------------------
                                                   Annual Compensation             Annual          Securities
                                                  -----------------------         Compensa-        Underlying
Name and Principal Position                Year   Salary($)       Bonus($)         tion(1)         Options(#)
---------------------------                ----  ---------      ----------        ---------   ------------------


Kevin E. Moley(1).......................   1995     - -            - -               - -               - -
  Director, Chief Executive Officer and    1994     - -            - -               - -               - -
  President                                1993     - -            - -               - -               - -

Kevin R. Green(1)........................  1995  168,950.00       30,593(3)        52,303(4)          76,250
  President, Chief Executive Officer       1994  124,999.92       25,000(5)          - -             100,000
                                           1993  123,333.16      168,750(6)          - -               - -

Charles I. Brown.........................  1995  130,833.00        - -              2,391            101,250
  Executive Vice President and             1994  124,999.92       25,000(5)          - -               - -
  Chief Financial Officer                  1993  108,333.39        - -               - -               - -

William B. Hein, Sr......................  1995  125,000.00        - -              2,604             35,000
  Senior Vice President -- Sales           1994  124,999.92       25,000(5)          - -             100,000
                                           1993  133,333.39      104,500(7)          - -               - -

Donald S. Chenoweth(8)...................  1995  125,000.00         - -             3,482              5,000
                                           1994  124,999.92       25,000(5)          - -             100,000
                                           1993  108,333.18         - -              - -               - -

James T. Murphy(8).......................  1995  150,000.00         - -             1,625             51,250
                                           1994  141,666.64       25,000(5)          - -             100,000
                                           1993  108,333.19         - -              - -               - -

John A. McChesney(9).....................  1995  197,500.00         - -              - -               1,250
                                           1994  199,999.02     166,478(10)          - -              79,302
                                           1993   99,999.84         - -              - -               - -


-------------------------

(1) Company cash contributions on behalf of named executives under 401(k) plan, unless otherwise indicated.

(2) Mr. Moley was the Company's Vice Chairman and interim Chief Executive Officer from July 1994 to December, 1994 and became the Company's Chief Executive Officer in January 1996. Kevin R. Green was the President and Chief Executive Officer of the Company from March, 1995 to January 1996.

(3) Represents reimbursement of closing costs and real estate commissions incurred in connection with sale of residence upon relocation to Denver, Colorado to become Chief Executive Officer in 1995.

(4) $50,000 represents reimbursement for taxes payable on the value of securities and cash awarded to Mr. Green in 1994 as compensation for 1993 and earlier years. See Note 6 below.

(5)  Paid in 1995 for 1994 services.

(6) Paid in 1994 for 1993 and prior years and includes $25,000 in cash and 47,500 shares of Common Stock valued at $143,750.

(7) Paid in 1994 and 1993 for 1993 and includes $17,000 in cash and 25,000 shares of Common Stock valued at $87,500.

(8) Mr. Murphy served as Executive Vice President of the Company from March 1995 until January 1996. Mr. Chenoweth served as Senior Vice President and Assistant Secretary of the Company from 1991 until January 1996.

(9) Mr. McChesney was the Company's President and Chief Executive Officer until April 1994 and an executive officer through January 1995.

(10) Paid in 1994 for services in prior years.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information as to options and warrants granted to the Named Executive Officers during the fiscal year ended December 31, 1995. No stock appreciation rights have ever been granted by the Company.

                                                                  Option Grants in Last Fiscal Year
                                                                          Individual Grants
                                              ------------------------------------------------------------------
                                                    Number of
                                                   Securities          % of Total
                                                   Underlying        Options Granted     Exercise
                                                Options/Warrants     to Employees in      Price      Expiration
Name                                                Granted         Fiscal Year 1995    ($/SH)(1)      Date(2)
----                                           ------------------- -----------------   -----------   ----------


Kevin E. Moley...................................O     --                 --                 --           --
                                                 W     --                 --                 --           --
Kevin R. Green...................................O   75,000             22.36%               --           --
                                                 W    1,250              1.35%               --           --
Charles I. Brown.................................O     --                 --                 --           --
                                                 W    1,250              1.35%               --           --
William B. Hein, Sr..............................O   35,000             10.43%               --           --
                                                 W     --                 --                 --           --
Donald S. Chenoweth..............................O    5,000              1.49%               --           --
                                                 W     --                 --                 --           --
James T. Murphy..................................O   50,000             14.90%               --           --
                                                 W    1,250              1.35%               --           --
John A. McChesney................................O     --                 --                 --           --
                                                 W    1,250              1.35%               --           --

-------------------------

(1)  The exercise price of all options and warrants was $6.50.

(2) The term of each warrant was three years from the date of grant and the term of each option was 10 years from the date of grant. All options and warrants were exercised or exchanged in December 1995 in connection with the Merger.

                           AGGREGATED OPTION EXERCISES
                       IN LAST FISCAL YEAR AND FISCAL YEAR
                                END OPTION VALUES

     The following table sets forth information as to options and warrants exercised during the fiscal year ended December 31, 1995 by the named Executive Officers and options held as of fiscal year end. All of the named Executive Officers exercised the options for cash in December 1995 in connection with the Merger.

                                                                                                           Value of Unexercised
                                                                                    Number of Unexercised      In-the-Money
                                                                                     Options/Warrants at    Options/Warrants at
                                                  Shares Acquired       Value         December 31, 1995      December 31, 1995
Name                                             on Exercise(#) (1)   Realized(1)       Exercisable(2)   Exercisable/Unexercisable
----                                             -----------------    ----------       ----------------  -------------------------
Kevin E. Moley...............................O          --               --                  --                  --
                                             W          --               --                  --                  --
Kevin R. Green...............................O       226,800          $758,100               -0-                 -0-
                                             W         1,250             1,875               -0-                 -0-
Charles I. Brown.............................O       151,200          $617,900               -0-                 -0-
                                             W         1,250             1,875               -0-                 -0-
William B. Hein, Sr..........................O        15,000          $ 97,500             36,800             $163,100(3)
                                             W          --               --                  --                  --
Donald S. Chenoweth..........................O       155,900          $649,050               -0-                 -0-
                                             W          --               --                  -0-                 -0-
James T. Murphy..............................O       201,200          $501,815(4)            -0-                 -0-
                                             W         1,250          $  1,875               -0-                 -0-
John A. McChesney............................O       125,000          $687,500               -0-                 -0-
                                             W         1,250          $  1,875               -0-                 -0-

-------------------------

(1) Reflects shares and value acquired on surrender of options and warrants in connection with the Merger for cash equal to the difference between the exercise price and $8.00 per share a specified in the Merger Agreement. Does not include shares and value for other warrants acquired in noncompensation transactions in earlier years and surrendered in connection with the Merger.

(2) As a result of the Merger, holders of options or warrants could elect to exchange for vested options or warrants to purchase the same number of shares of Series D Preferred for the same exercise price or options (as to Company employees) to purchase Lilly Common Stock with an equivalent value.

(3) Pursuant to the Merger, Mr. Hein elected to convert options for 135,000 shares of Common Stock into options to purchase shares of Lilly Common Stock with a value of approximately $452,500 and options to purchase 36,800 shares of Series D Stock (as described in the Merger Agreement).

(4) Includes 127,389 shares received for options exercised in October 1995, for realized value of $314,111 at a value per share of $6.50.

     (f) Compensation of Directors.

     All directors are reimbursed for actual out-of-pocket expenses incurred in connection with attending meetings. In addition, certain directors received stock purchase warrants for personally guaranteeing debt of the Company. In the fiscal year ending December 31, 1995, six directors each received warrants to purchase 1,250 shares of Common Stock at $6.50 per share for guaranteeing repayment of the Company's $1.0 million credit facility from a bank.

     Limitations on Liability of Officers and Directors

     The Company's Articles of Incorporation, as amended and restated in the Articles of Merger, and By-Laws each contain a provision eliminating or limiting director liability to the Company and its shareholders or monetary damages arising from acts or omissions in the director's capacity as a director. The provisions do not, however, eliminate or limit the personal liability of a director (i) for any breach of such director's duty of loyalty to the Company or its shareholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under the Colorado statutory provision making directors personally liable, under a negligence standard, for unlawful dividends or unlawful stock purchases or redemptions, or
(iv) for any transaction from which the director derived an improper personal benefit. This provision offers persons who serve on the Board of Directors of the Company protection against awards of monetary damages resulting from breaches of their duty of care (except as indicated above). As a result of these provisions, the ability of the Company or a shareholder thereof to successfully prosecute an action against a director for a breach of his duty of care is limited. However, the provisions do not affect the availability of equitable remedies such as an injunction or rescission based upon a director's breach of his duty of care. The Commission has taken the position that these provisions will have no effect on claims arising under the federal securities laws.

     (g)    Employment    Contracts   and    Termination   of   Employment   and
Change-In-Control Arrangements.

     In connection with the Merger, Lilly entered into severance agreements with certain members of the Company's management, including Messrs. Brown, Chenoweth, Hein, and Murphy, pursuant to which Lilly, through the Company, agreed not to reduce such persons' rates of compensation and benefits or to relocate the employee during the one-year period following the date of the Merger. Pursuant to the agreements, Lilly or the Company is required to pay an amount equal to one year's base salary for a one-year period if such persons' employment is terminated by the Company for any reason other than for cause, or if the person resigned because he is required to relocate to any office not within reasonable commuting distance of his residence.

     Kevin Green, the Company's former President and Chief Executive Officer, had an employment arrangement approved by the Company's Board of Directors, completed in connection with his relocation to Denver in June 1995, which included the obligation of the Company to pay him a severance payment equal to 24 months compensation at the rate of compensation then paid to him, in the event, upon a change of control of the Company (such as the Merger), Mr. Green reasonably determined that due to circumstances which have changed as a result of the change of control he is unable to perform his services as the Chief Executive Officer and President of the Company in the manner in which he was expected to perform such services prior to the change of control. Mr. Green resigned his position with the Company in January 1996. In March 1996, the Company and Mr. Green reached an agreement pursuant to which the Company will pay an amount equal to 12 months compensation to Mr. Green over the last 10 months of 1996, in full satisfaction of the Company's obligation under the employment arrangement.

     The Company's founder and former Chairman, President and Chief Executive Officer, John A. McChesney, was an employee and maintained an office for the Company near San Diego, California through 1994. In early 1995, Mr. McChesney resigned as an officer and employee of the Company, but remained as a director. In connection with the change, the Company agreed to continue Mr. McChesney's compensation through 1995, to pay certain office expenses incurred in closing the San Diego office and to pay office rent through June 1995. As a result, the Company charged $479,439 to expenses of reorganization in the fourth quarter of 1994, which included amounts to be paid to Mr. McChesney in 1995. In connection with the resignation, Mr. McChesney entered into a noncompetition and confidentiality agreement with the Company which expired at the end of 1995.

ITEM 11.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT.

     (a)(b) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of December 31, 1995, the number of shares of the Company's outstanding Common Stock and Series D Stock beneficially owned by each of the Company's current directors and officers, sets forth the number of shares of the Company's Common Stock and Series D Stock beneficially owned by all of the Company's current directors and officers as a group and sets forth the number of shares of the Company's Common Stock and Series D Stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of Common Stock and Series D Stock respectively As of December 31, 1995, the following securities were outstanding; 15,660,200 shares of Common Stock, no shares of Series B Stock, and 5,263,995 shares of Series D Stock.

                                              Amount and Nature
                                                of Beneficial
Name and Address of                              Ownership(2)
Beneficial Owner or                        -----------------------    Percent of
Officer or Director(1)                       Common      Series D        Class
----------------------                     ----------   ----------     ---------

PCS Holding Corporation(3) ............... 15,660,200     -0-             100%
  Lilly Corporate Center,
  Indianapolis, Indiana 46285
Kevin E. Moley ...........................    -0-         -0-              --
Charles I. Brown .........................    -0-       300,000(4)        5.8%
George R. Beauchamp ......................    -0-         -0-              --
Joseph G. Ferguson, Sr ...................    -0-         -0-              --
William B. Hein, Sr ......................    -0-        36,800(5)         .5%
Edward B. Daniels ........................    -0-         -0-              --
Charles S. Iobe, Sr ......................    -0-         -0-              --
Richard J. Smeltz ........................    -0-         -0-              --
Robert Ashworth ..........................    -0-         -0-              --
Michael S. Hunt, Ph.D ....................    -0-         -0-              --
Thomas Trainer ...........................    -0-         -0-              --
All officers and directors as a group
(11 persons) .............................    -0-       336,800           6.4%

------------------

(1) The address of each director and executive officer is in care of the Company at the Company's address at 15000 West 6th Avenue, Suite 400, Golden, Colorado 80401.

(2) Each person has the sole voting and investment power over the shares indicated.

(3) PCS Holding Corporation is owned by Eli Lilly and Company, Lilly Corporate Center, Indianapolis, Indiana 46285.

(4) Includes 200,000 shares of Series D Stock held by a family partnership of which Mr. Brown is general partner.

(5) Does not include options to acquire shares of Lilly common stock which were issued in exchange for an IMS option to purchase 135,000 shares of IMS Common Stock pursuant to the Merger.

     (c) Changes in Control.

     Not applicable.

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1994 and 1995, the Company paid $125,000 and $1,600, respectively, to David R. Holbrooke, a director, as reimbursement for costs and expenses incurred by him directly or indirectly in connection with certain litigation or claims related to IMS-NET of Northern California, Inc., a subsidiary of the Company, and related matters, concluded in early 1995, in accordance with obligations of the Company to provide indemnification for such expenses.

     The Company's founder and former Chairman, President and Chief Executive Officer, John A. McChesney, was an employee and maintained an office for the Company near San Diego, California through 1994. In early 1995, Mr. McChesney resigned as an officer and employee of the Company, but remained as a director. In connection with the change, the Company agreed to continue Mr. McChesney's compensation through 1995, to pay certain office expenses incurred in closing the San Diego office and to pay office rent through June 1995. As a result, the Company charged $479,439 to expenses of reorganization in the fourth quarter of 1994, including amounts to be paid to Mr. McChesney in 1995. In connection with the resignation, Mr. McChesney has entered into a noncompetition and confidentiality agreement with the Company.

     The Company advanced Kevin Green, the Company's former President and Chief Executive Officer, approximately $90,000 in connection with his relocation from Phoenix, Arizona to Golden, Colorado in June 1995. Mr. Green repaid the Company $60,000 of the advance and the balance was deemed by the Compensation Committee of the Board of Directors to be relocation expense payable by the Company. Mr. Green also had an employment arrangement with the Company pursuant to which he would be paid 24 months compensation as severance payment upon a change of control of the Company if he reasonably determined that as a result of the change of control he would be unable to perform his services to the Company. See "Item 10(g) - Employment Contracts and Termination of Employment and Change-In-Control Arrangements" above.

     In 1994, the Company sold software and equipment valued at $177,500 to RMBA Associates, a company owned by Robert M. Brice, a director of the Company at that time. RMBA resold these assets and other services of RMBA to a client which operates an IMS MEDACOM(R) Network to which the Company provides services.

     (c) Eli Lilly and Company is the parent of the Company by virtue of its or its subsidiaries' ownership of 100% of the Company's outstanding voting securities, the Company's no par value Common Stock. Lilly acquired the Company's Common Stock in connection with the Merger. Holders of Class D Stock may vote their shares only under certain limited circumstances. See "Item 1. Business - Acquisition of the Company by Eli Lilly and Company."

     (d) Not applicable.

                                     PART IV

ITEM 13.                EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit 2.1* Agreement and Plan of Merger, dated August 2, 1995, among Lilly, Trans-IMS Corporation, and IMS.

Exhibit 2.2*  Form  of  Put/Call   Agreement  among  Lilly,   IMS  and  certain
              shareholders of IMS.

Exhibit 2.3* Form of Support Agreement, dated August 2, 1995, between Lilly and certain shareholders of IMS.

Exhibit 4.1* Articles of Incorporation including Articles of Merger of Trans-IMS Corporation with and into Integrated Medical Systems, Inc.

Exhibit 4.2*  By Laws of IMS

Exhibit 10.1* Stock Purchase  Agreement,  dated January 6, 1994, between IMS and
              McKesson Corporation.

Exhibit 10.2* Sponsorship and Participation Agreement,  dated November 17, 1993, between IMS and McKesson Corporation.

Exhibit 10.3* Stockholder's Rights Agreement, dated January 6, 1994, between IMS and McKesson Corporation.

Exhibit 10.4* Senior Subordinated Note from IMS (which includes the registration right for Charles Brown).

Exhibit 10.5* Indemnification  Agreement, dated August 14, 1992, between IMS and
              David Holbrooke.

Exhibit 10.6* IMS 1989 Restated Stock Option Plan.

Exhibit 10.7* IMS 1994 Employee Stock Option Plan.

Exhibit 10.8* Promissory Note, dated June 12, 1995, between Lilly and IMS.

Exhibit 10.9* Security Agreement, dated June 12, 1995, between Lilly and IMS.

Exhibit 10.10* Pledge Agreement, dated June 12, 1995, between Lilly and IMS.

Exhibit 10.11* Promissory Note, dated July 27, 1995, between Lilly and IMS.

Exhibit 10.12* Security Agreement, dated July 27, 1995, between Lilly and IMS.

Exhibit 10.13* Pledge Agreement, dated July 27, 1995, between Lilly and IMS.

Exhibit 10.14* Promissory Note, dated August 28, 1995, between Lilly and IMS.

Exhibit 10.15* Security Agreement, dated August 28, 1995, between Lilly and IMS.

Exhibit 10.16* Pledge Agreement, dated August 28, 1995, between Lilly and IMS.

Exhibit 10.17* Form of Registration  Agreement applicable to holders of Series B
               Preferred Stock.

Exhibit 10.18* Joint Venture Agreement, dated May 15, 1992, with HFN, Inc.

Exhibit 10.19* Shareholders'  Agreement,  dated  May 31,  1992,  with  Adventist
               Health System.

Exhibit 10.20* Joint Venture Limited Partnership Agreement, dated June 30, 1992, with Blue Cross and Blue Shield of Arizona, Inc.

Exhibit 10.21* Operating Agreement for Indiana Medical  Communications  Network,
               L.L.C., dated April 10, 1993.

Exhibit 10.22* Operating  Agreement for Minnesota Medical  Communications  dated
               November 7, 1993.

Exhibit 10.23* Stock Purchase and  Termination  Agreement,  dated  September 30,
               1995, with Unihealth America Ventures.

Exhibit 10.24* Promissory Note, dated September 25, 1995, between Lilly and IMS.

Exhibit 10.25* Promissory Note, dated October 17, 1995, between Lilly and IMS.

Exhibit 10.26* Promissory Note, dated October 25, 1995, between Lilly and IMS.

Exhibit 10.27* Form of Severance Agreement with certain employees of IMS.

Exhibit 21.1*  List of Subsidiaries of IMS.

Exhibit 27     Financial Data Schedule
-------------------

* Incorporated by reference to the same exhibit number to Registration Statement No. 33-62613/33-62613-01.

     (b) Current Reports on Form 8-K:

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  March 28, 1996

                                       INTEGRATED MEDICAL SYSTEMS, INC.
                                       a Colorado corporation


                                       By /s/ Kevin E. Moley
                                          ----------------------------------
                                          Kevin E. Moley,
                                          President, Principal Executive Officer


                                       By /s/ Charles I. Brown
                                          ----------------------------------
                                          Charles I. Brown
                                          Executive Vice President and
                                          Chief Financial Officer


                                       By /s/ Richard J. Smeltz
                                          -----------------------------------
                                          Richard J. Smeltz
                                          Vice President Finance and
                                          Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date                      Name and Title       Signature
----                      --------------       ---------

March 28, 1996            Kevin E. Moley        /s/ Kevin E. Moley
                          Director              --------------------------------


March 28, 1996            Charles I. Brown      /s/ Charles I. Brown
                          Director              -------------------------------



March 28, 1996            Robert Ashworth       /s/ Robert Ashworth
                          Director              -------------------------------


March 28, 1996            Michael S. Hunt       /s/ Michael S. Hunt
                          Director              -------------------------------


March 28, 1992            Thomas Trainer        /s/ Thomas Trainer
                          Director              -------------------------------

                        INTEGRATED MEDICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1995
                       TOGETHER WITH REPORT OF INDEPENDENT
                               PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Integrated Medical Systems, Inc.:


We have audited the accompanying consolidated balance sheet of INTEGRATED MEDICAL SYSTEMS, INC. (a Colorado corporation and wholly owned subsidiary of Eli Lilly and Company) and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from the date of acquisition (December 19, 1995) to December 31, 1995 (see Notes 1 and 11). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Medical Systems, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the period from the date of acquisition (December 19, 1995) to December 31, 1995, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN L.L.P.
Dnver, Colorado,
    January 23, 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Integrated Medical Systems, Inc.:


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of INTEGRATED MEDICAL SYSTEMS, INC. (a Colorado corporation) and subsidiaries for the period from January 1, 1995 to December 18, 1995 (see Notes 1 and 11) and for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Integrated Medical Systems, Inc. and subsidiaries for the period from January 1, 1995 to December 18, 1995 and for the year ended December 31, 1994, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN L.L.P

Denver, Colorado,
    January 23, 1996.




                                                                     Page 1 of 2

                INTEGRATED MEDICAL SYSTEMS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                             AS OF DECEMBER 31, 1995
                                  (See Note 1)



                ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ...............................    $   3,503,014

     Contracts receivable and other (Note 2) .................        5,851,368

     Prepaid expenses ........................................          387,329

     Deposits (Note 12) ......................................        1,900,000
                                                                  -------------
            Total current assets .............................       11,641,711
                                                                  -------------
CONTRACTS RECEIVABLE, long-term portion (Note 2) .............          374,432
                                                                  -------------

EQUIPMENT AND FURNITURE (Notes 2 and 5):

     Computer equipment ......................................        3,988,751

     Computer software .......................................          460,735

     Furniture and fixtures ..................................          888,824

     Leasehold improvements ..................................          327,089

     Equipment held under capital leases .....................          240,606
                                                                 --------------
                                                                      5,906,005

     Less-Accumulated depreciation and amortization ..........       (1,857,769)
                                                                 --------------
                                                                      4,048,236
                                                                 --------------
GOODWILL AND OTHER INTANGIBLES, net of
     accumulated amortization of $471,280 (Notes 1 and 2) ....       98,783,846
                                                                 --------------

OTHER ........................................................          802,074
                                                                 --------------
                                                                  $ 115,650,299
                                                                 ==============



          The accompanying notes to consolidated financial statements are an integral part of this balance sheet.






                INTEGRATED MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             AS OF DECEMBER 31, 1995
                                  (See Note 1)



            LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable ..............................................     $    987,822
Accrued expenses ..............................................        1,824,055
Payables to predecessor stockholders (Note 11) ................        1,697,568
Payables to related parties (Note 3) ..........................          743,824
Deferred contract revenue (Note 2) ............................        4,622,330
Current maturities of long-term debt (Note 5) .................       12,776,928
                                                                    ------------
Total current liabilities .....................................       22,652,527
                                                                    ------------
LONG-TERM DEFERRED CONTRACT REVENUE (Note 2) ..................          412,500
                                                                    ------------
LONG-TERM DEBT (Note 5) .......................................           79,734
                                                                    ------------

COMMITMENTS AND CONTINGENCIES (Note 6)
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ...............          399,494
                                                                     -----------
SERIES D PREFERRED STOCK SUBJECT TO MANDATORY
  REDEMPTION (Note 11), $.01 par value, 12,000,000 shares
  authorized, 5,263,995 shares issued and outstanding .........       43,761,843
                                                                    ------------

STOCKHOLDER'S EQUITY (Notes 8 and 11):
Common stock, no par value, 20,000,000 shares authorized,
  15,660,200 shares issued and outstanding ....................       47,825,545
Retained earnings .............................................          518,656
                                                                    ------------
Total stockholder's equity ....................................       48,344,201
                                                                    ------------
                                                                    $115,650,299
                                                                    ============



           The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                INTEGRATED MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (See Note 1)
                                                (Post-           (Pre-
                                             acquisition)      acquisition)
                                               For the           For the
                                             Period from       Period From
                                             December 19,      January 1,      For the Year
                                               1995 to           1995 to          Ended
                                             December 31,     December 18,     December 31,
                                                 1995             1995             1994
                                             ------------    -------------     ------------

REVENUES:
   Network service agreement revenue .....   $    797,637    $ 11,139,053    $  7,456,654
   Network license agreement revenue .....      2,038,000       4,557,956      10,057,983
   Network license service revenue .......          9,423       1,866,189         365,726
                                             ------------    ------------    ------------
                                                2,845,060      17,563,198      17,880,363
                                             ------------    ------------    ------------
COSTS AND EXPENSES:
   Salaries, payroll taxes and benefits ..      1,389,342      17,941,485      11,838,793
   Facilities ............................        206,922       4,757,684       3,187,007
   Selling, general and administrative ...        296,819       8,747,712       5,848,436
   Amortization of goodwill and other
     intangibles (Note 2) ................        403,261          68,019            --
   Costs of subsidiary litigation (Note 6)           --           115,021         784,787
   Reorganization costs ..................           --              --           479,439
                                             ------------    ------------    ------------
                                                2,296,344      31,629,921      22,138,462
                                             ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS ............        548,716     (14,066,723)     (4,258,099)
                                             ------------    ------------    ------------
OTHER INCOME (EXPENSE):
   Interest income .......................            367         119,184         343,221
   Interest expense ......................        (35,038)       (524,607)       (118,850)
   Other, net ............................           --          (227,841)        (64,772)
                                             ------------    ------------    ------------
                                                  (34,671)       (633,264)        159,599
                                             ------------    ------------    ------------
INCOME (LOSS) BEFORE MINORITY ............        514,045     (14,699,987)     (4,098,500)
   INTEREST IN OPERATIONS OF
   SUBSIDIARIES
PROVISION FOR INCOME TAXES(Note 4) .......           --              --              --

MINORITY INTEREST IN LOSS ................          4,611        (296,546)       (153,281)
(INCOME) FROM OPERATIONS OF
SUBSIDIARIES
                                             ------------    ------------    ------------
NET INCOME (LOSS) ........................   $    518,656    $(14,996,533)   $ (4,251,781)
                                             ============    ============    ============
NET INCOME (LOSS) PER COMMON
SHARE (Note 2) ...........................   $       0.03    $      (2.30)   $      (0.73)
                                             ============    ============    ============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING .......................    15,660,200       6,600,692       6,099,120
                                             ============    ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                     Page 1 of 2
                INTEGRATED MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE PERIOD FROM DECEMBER 19, 1995 TO DECEMBER 31, 1995 AND
          FOR THE PERIOD FROM JANUARY 1, 1995 TO DECEMBER 18, 1995 AND
                        THE YEAR ENDED DECEMBER 31, 1994
                                  (See Note 1)

                                        Series B                   Series C
                                     Preferred Stock             Preferred Stock               Common Stock
                                ------------------------    ------------------------     ------------------------
                                   Shares       Amount        Shares        Amount          Shares       Amount
                                   ------       ------        ------        ------          ------       ------
BALANCES,
December 31, 1993 ..........     2,000,000   $ 2,000,000     1,250,000   $ 5,000,000     5,970,868   $ 6,301,893
  Issuances of Series C
    preferred stock at
    $5.00 per share ........          --            --       1,000,000     5,000,000          --            --
  Exercises of Series C
    preferred stock purchase
    warrants at $5.00 per
    share ..................          --            --         375,000     1,875,000          --            --
  Exercise of common
    stock purchase
    warrants at
    $2.50 per share ........          --            --            --            --         122,000       305,000
  Issuance of common
    stock at $3.50 per .....          --            --            --            --          37,500       131,250
    share
  Issuance of common
    stock at $5.00 per .....          --            --            --            --         409,000     2,045,000
    share ..................          --
  Joint venturers'
    contributions receivable          --            --            --            --            --            --
  Exercise of common
    stock purchase
    warrants at ............          --            --            --            --          15,000        52,500
    $3.50 per share
  Exercise of employee
    common stock purchase
    options at $3.50
    per share ..............          --            --            --            --             236           826
  Exercise of employee
    common stock purchase
    options at $4.00
    per share ..............          --            --            --            --             126           504
  Joint venturers'
    contributions receivable
    subsequently collected .          --            --            --            --            --            --
  Net loss .................          --            --            --            --            --            --
                               -----------   -----------   -----------   -----------   -----------   -----------
BALANCES,
December 31, 1994 ..........     2,000,000     2,000,000     2,625,000    11,875,000     6,554,730     8,836,973
                               -----------   -----------   -----------   -----------   -----------   -----------


                                                                  Stock
                                                               Subscriptions
                                                 Capital         and Joint
                                Retained       Contributions     Venturers'
                                Earnings        from Joint     Contributions
                                (Deficit)        Venturers       Receivable          Total
                               -----------      ------------   --------------      --------
BALANCES,
December 31, 1993 ..........   $(19,189,872)   $  6,358,230   $   (130,000)   $    340,251
  Issuances of Series C
    preferred stock at
    $5.00 per share ........           --              --             --         5,000,000
  Exercises of Series C
    preferred stock purchase
    warrants at $5.00 per
    share ..................           --              --             --         1,875,000
  Exercise of common
    stock purchase
    warrants at
    $2.50 per share ........           --              --             --           305,000
  Issuance of common
    stock at $3.50 per
    share ..................           --              --             --           131,250
  Issuance of common
    stock at $5.00 per
    share ..................           --              --             --         2,045,000
  Joint venturers'
    contributions ..........           --           150,000           --           150,000
  Exercise of common
    stock purchase
    warrants at
    $3.50 per share ........           --              --             --            52,500
  Exercise of employee
    common stock purchase
    options at $3.50
    per share ..............           --              --             --               826
  Exercise of employee
    common stock purchase
    options at $4.00
    per share ..............           --              --             --               504
  Joint venturers's
    contributions receivable
    subsequently collected .           --              --           50,000          50,000
  Net loss .................     (4,251,781)           --             --        (4,251,781)
                               ------------    ------------   ------------    ------------
BALANCES,
December 31, 1994 ..........    (23,441,653)      6,508,230        (80,000)      5,698,550
                               ------------    ------------   ------------    ------------


 The accompanying notes to consolidated financial statements are an integral part of these statements.



                                                                     Page 2 of 2

                INTEGRATED MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE PERIOD FROM DECEMBER 19, 1995 TO DECEMBER 31, 1995 AND
          FOR THE PERIOD FROM JANUARY 1, 1995 TO DECEMBER 18, 1995 AND
                        THE YEAR ENDED DECEMBER 31, 1994
                                  (See Note 1)

                                          Series B                       Series C
                                       Preferred Stock                 Preferred Stock                  Common Stock
                                 --------------------------       -------------------------      -------------------------
                                   Shares          Amount          Shares         Amount           Shares         Amount
                                   ------          ------          ------         ------           ------         ------

BALANCES,
December 31, 1994 ..........      2,000,000    $  2,000,000       2,625,000    $ 11,875,000       6,554,730   $  8,836,973
  Issuances of Series C
    preferred stock at
    $5.00 per share ........           --              --           375,000       1,875,000            --             --
  Issuance of Series C
    preferred stock
    at $6.00 per
    share ..................           --              --           500,000       3,000,000            --             --
  Exercise of common
    stock purchase
    warrants at
    $3.50 per share ........           --              --              --              --             5,000         17,500
  Exercise of common
    stock purchase
    warrants at
    $5.00 per
    share ..................           --              --              --              --             1,000          5,000
  Exercise of employee
    common stock purchase
    options at $2.50
    per share ..............           --              --              --              --            25,000         62,500
  Exercise of employee
    common stock purchase
    options at $3.50
    per share ..............           --              --              --              --            27,612         96,642
  Exercise of employee
    common stock purchase
    options at $4.00
    per share ..............           --              --              --              --           119,810        479,240
  Exercise of employee
    common stock purchase
    options at $5.00
    per share ..............           --              --              --              --             1,551          7,755
  Exercise of employee
    common stock purchase
    options at $6.50 .......           --              --              --              --            11,806         76,739
    per share
Issuance of common stock
    to purchase minority
    interest in IMS-Net of
    Kansas City, Inc. at ...           --              --              --              --            20,000        100,000
    $5.00 per share
Joint venturers'
    contributions receivable           --              --              --              --              --             --
    subsequently collected
Net loss for the period ....           --              --              --              --              --             --
Purchase adjustments related
    to the acquisition of
    the Company by Lilly
    (Note 11) ..............     (2,000,000)     (2,000,000)     (3,500,000)    (16,750,000)      8,893,691     38,143,196
                               ------------    ------------    ------------    ------------    ------------   ------------
BALANCES,
  December 18, 1995 ........           --              --              --              --        15,660,200     47,825,545
  Net income for the period            --              --              --              --              --             --
                               ------------    ------------    ------------    ------------    ------------   ------------
BALANCES,
December 31, 1995 ..........           --      $       --              --      $       --        15,660,200   $ 47,825,545
                               ============    ============    ============    ============    ============   ============

                                                                   Stock
                                                                Subscriptions
                                                   Capital        and Joint
                                  Retained      Contributions     Venturers'
                                  Earnings       from Joint     Contributions
                                 (Deficit)        Venturers       Receivable       Total
                                -----------     -------------   --------------   ---------

BALANCES,
December 31, 1994 ..........   $(23,441,653)   $  6,508,230    $    (80,000)   $  5,698,550
  Issuances of Series C
    preferred stock at
    $5.00 per share ........           --              --              --         1,875,000
  Issuance of Series C
    preferred stock
    at $6.00 per
    share ..................           --              --              --         3,000,000
  Exercise of common
    stock purchase
    warrants at
    $3.50 per share ........           --              --              --            17,500
  Exercise of common
    stock purchase
    warrants at
    $5.00 per
    share ..................           --              --              --             5,000
  Exercise of employee
    common stock purchase
    options at $2.50
    per share ..............           --              --              --            62,500
  Exercise of employee
    common stock purchase
    options at $3.50 .......           --              --              --            96,642
    per share
  Exercise of employee
    common stock purchase
    options at $4.00
    per share ..............           --              --              --           479,240
  Exercise of employee
    common stock purchase
    options at $5.00
    per share ..............           --              --              --             7,755
  Exercise of employee
    common stock purchase
    options at $6.50
    per share ..............           --              --              --            76,739
Issuance of common stock
    to purchase minority
    interest in IMS-Net of .           --              --              --           100,000
    Kansas City, Inc. at
    $5.00 per share
Joint venturers'
    contributions receivable           --              --            80,000          80,000
    subsequently collected
Net loss for the period ....    (14,996,533)           --              --       (14,996,533)
Purchase adjustments related
    to the acquisition of
    the Company by Lilly
    (Note 11) ..............     38,438,186      (6,508,230)           --        51,323,152
                               ------------    ------------    ------------    ------------
BALANCES,
  December 18, 1995 ........           --              --              --        47,825,545
  Net income for the period         518,656            --              --           518,656
                               ------------    ------------    ------------    ------------
BALANCES,
December 31, 1995 ..........   $    518,656    $       --      $       --      $ 48,344,201
                               ============    ============    ============    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                     Page 1 of 3
                INTEGRATED MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (See Note 1)

                                                                    (Post-        (Pre-
                                                                 acquisition)  acquisition)
                                                                   For the       For the
                                                                 Period from   Period From
                                                                 December 19,   January 1,     For the Year
                                                                   1995 to        1995 to          Ended
                                                                 December 31,   December 18,    December 31,
                                                                    1995           1995            1994
                                                                 ------------   ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .......................................   $    518,656    $(14,996,533)   $ (4,251,781)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities-
      Depreciation and amortization .......................        509,242       1,113,468         743,313
      Minority interest in (loss) income of subsidiaries ..         (4,611)        296,546         153,281
      Loss on write-off of computer equipment .............           --           720,400            --
      Loss on sales of contracts receivable ...............           --           222,093            --
      Changes in operating assets and liabilities-
        Contracts receivable and other ....................       (906,454)     (1,156,882)     (6,120,108)
        Prepaid expenses ..................................         20,144         (73,917)       (211,402)
        Other long-term assets ............................            128        (380,072)       (207,142)
        Accounts payable ..................................       (368,595)       (846,236)      1,151,965
        Accrued expenses ..................................        489,851        (627,574)      1,292,325
        Deferred contract revenue .........................        (90,549)        964,591         782,210
                                                              ------------    ------------    ------------
        Net cash provided by (used in) operating activities        167,812     (14,764,116)     (6,667,339)
                                                              ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and furniture ....................        (49,067)     (1,568,423)     (3,396,099)
  Purchase of remaining minority interest in Medical
    Communications Networks, Inc. .........................           --        (4,350,000)           --
                                                              ------------    ------------    ------------
        Net cash used in investing activities .............        (49,067)     (5,918,423)     (3,396,099)
                                                              ------------    ------------    ------------



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                    Page 2 of 3

                INTEGRATED MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (See Note 1)

                                                                      (Post-         (Pre-
                                                                   acquisition)    acquisition)
                                                                      For the        For the
                                                                      Period         Period
                                                                       from           From
                                                                   December 19,     January 1,     For the Year
                                                                      1995 to         1995 to         Ended
                                                                     December        December        December
                                                                     31, 1995        18, 1995        31, 1994
                                                                   ------------    ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ......................   $       --      $    745,376    $    490,080
  Proceeds from issuance of Series C preferred stock ..........           --         4,875,000       5,875,000
  Proceeds from lines of credit ...............................           --         1,200,000            --
  Payments on lines of credit .................................           --        (1,200,000)           --
  Proceeds from issuance of long-term debt ....................      2,409,683      10,260,000         935,000
  Payments on long-term debt ..................................           --          (178,200)     (1,536,555)
  Related party borrowings, net ...............................       (175,764)       (189,035)        474,382
  Proceeds from the sales of contracts receivable .............           --         4,606,901            --
  Joint venturers' contributions ..............................           --              --           150,000
  Stock and joint venturers' subscriptions receivable collected           --           355,000       4,556,250
  Minority interest distributions .............................           --              --          (244,276)
                                                                  ------------    ------------    ------------
        Net cash provided by financing activities .............      2,233,919      20,475,042      10,699,881
                                                                  ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND ...........................      2,352,664        (207,497)        636,443
CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of period ................      1,150,350       1,357,847         721,404
                                                                  ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period ......................   $  3,503,014    $  1,150,350    $  1,357,847
                                                                  ============    ============    ============



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                     Page 3 of 3

                INTEGRATED MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (See Note 1)


                                                                                       (Post-            (Pre-
                                                                                    acquisition)      acquisition)
                                                                                       For the           For the
                                                                                     Period from       Period From
                                                                                      December           January      For the Year
                                                                                     19, 1995 to       1, 1995 to        Ended
                                                                                      December          December        December
                                                                                      31, 1995          18, 1995        31, 1994
                                                                                     -----------     --------------   ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .......................................................   $           170   $    211,732    $     83,483
                                                                                   ===============   ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
    Capital lease obligation incurred through lease for new equipment ..........   $          --     $       --      $    107,055
                                                                                   ===============   ============    ============
    Exchange of partners' investment in limited partnership
      for common stock (Note 7) ................................................   $          --     $       --      $  1,820,000
                                                                                   ===============   ============    ============
    Other deferred costs applied to issuance of Series C
      preferred stock (Note 8) .................................................   $          --     $       --      $  1,000,000
                                                                                   ===============   ============    ============
    Subscription receivable for common stock ...................................   $          --     $       --      $    225,000
                                                                                   ===============   ============    ============
    Issuance of common stock to purchase remaining minority interest
      in IMS-Net of Kansas City, Inc. ..........................................   $          --     $    100,000    $       --
                                                                                   ===============   ============    ============
    Effective December 18,1995, Eli Lilly and Company acquired all of the  outstanding  common and preferred  stocks and warrants and options to purchase common stock of the Company (see Notes 1 and 11). The cost of the purchase by Eli Lilly and Company has been pushed down to the accompanying financial  statements and the following noncash items occurred as a result of the purchase-
          Conversion of Series B preferred stock ...............................   $          --     $ (2,000,000)   $       --
          Conversion of Series C preferred stock ...............................              --      (16,750,000)           --
          Conversion of capital contributions from joint venturers .............              --       (6,508,230)           --
          Conversion of predecessor common stock ...............................              --       (9,682,344)           --
          Elimination of accumulated deficit at December 18, 1995 ..............              --       38,438,186            --
          Issuance of common stock .............................................              --       47,825,545            --
          Issuance of Series D preferred stock .................................              --       43,761,843            --
          Increase in payables to predecessor stockholders .....................              --        1,697,568            --
                                                                                   ---------------   ------------    ------------
           Goodwill and other intangibles ......................................   $          --     $ 96,782,568    $       --
                                                                                   ===============   ============    ============


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                INTEGRATED MEDICAL SYSTEMS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


(1)         ORGANIZATION, MERGER AND LIQUIDITY

            Organization

Integrated Medical Systems, Inc., ("IMS" or the "Company") develops, markets and operates computerized medical communication networks and related products and services to hospitals, managed care companies, clinical laboratories and other healthcare organizations throughout the United States.

            Merger

On December 18, 1995 (the "Effective Date"), the stockholders of the Company approved an Agreement and Plan of Merger dated August 2, 1995 (the "Merger Agreement") providing for the Merger (the "Merger") of Trans-IMS Corporation, which was a wholly owned subsidiary of Eli Lilly and Company ("Lilly"), with and into the Company. The purchase price was paid with cash and other consideration (see Note 11).

The following presents pro forma results of operations for the Company as if the Company had been acquired at the beginning of the respective fiscal year:

                                     (Pre-acquisition)
                                           1995              1994
                                       --------------  ------------

           Revenues ................   $ 17,563,198    $ 17,880,363
           Net loss ................   $(24,471,400)   $(14,209,576)
           Net loss per common share   $      (1.56)   $      (0.91)


The Merger was accounted for by the purchase method of accounting whereby the total acquisition cost was allocated to the acquired identifiable assets and liabilities of the Company based on their relative estimated fair market values at the Effective Date, which approximated their historical carrying amounts. The excess of the purchase price over the tangible net assets acquired of approximately $97 million was allocated to goodwill and other intangibles in the accompanying consolidated balance sheet.

As a result of the Merger and the related purchase accounting adjustments, the results of operations and the financial position of the Company are not comparable between pre- and post-acquisition periods.

            Liquidity

Since its inception, the Company has incurred significant losses from operations and ongoing significant cash flow deficits. Prior to entering into the Merger Agreement with Lilly in August 1995, the Company relied on the sale of preferred and common equity, capital contributions from joint venturers, borrowings from existing stockholders and various banks, collections on network license and service agreements, and the sale of the rights to the remaining payments due under certain network license agreements to fund its losses and cash needs. During 1995, the Company continued to experience cash flow deficits from expenditures for expansion into new markets throughout the United States and continued penetration of existing network markets. The Company's cash flow deficits during the latter half of 1995 were funded by loans from Lilly. As of December 31, 1995, Lilly has loaned the Company approximately $12.7 million (see
Note 5) which is due and payable July 1, 1996; however, the Company's plans currently contemplate additional loans from Lilly to fund 1996 operations and network expansion.

Lilly has represented that it is committed to provide the necessary level of financial support to IMS to enable it to pay its debts as they become due for the year ending December 31, 1996 and to provide funding for the Company to continue its development and expansion until it is self sufficient. In addition, Lilly has represented to the Company that if the Company's financial resources are not sufficient to satisfy loans from Lilly due in July 1996, Lilly will not demand payment and will extend the loans on similar terms to those described in
Note 5.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation

The accompanying consolidated financial statements include the accounts of IMS and the following subsidiaries:

                                                  IMS Ownership
                                                    Interest
                                                as of December 31,
                                                ------------------
                  Subsidiary                     1994     1995(H)
                  ----------                     ----     -------
           IMS-Net of Alabama, Inc. ...........   100%     100%
               IMS-Net of Alabama Joint Venture    51(C)    51(C)(G)
           IMS-Net of Arizona, Inc. ...........   100      100
               IMS-Net of Arizona Joint
                 Venture, Ltd. ................    50(C)    50(C)
           IMS-Net of Arkansas, Inc. ..........    51       51
           IMS-Net of Central Florida, Inc. ...    51       51
           IMS-Net of Colorado, Inc. ..........   100      100
               IMS-Network of Colorado, Ltd. ..   (B)      (B)
           IMS-Net of Illinois, Inc. ..........   100      100
               Illinois Medical Information
                 Network, Inc. ................    68(C)    68(C)
           IMS-Net of Kansas City, Inc. .......    97      100(D)
           IMS-Net of Northern California, Inc.   100(F)   100(F)
               IMS-Net of Sacramento, Inc. ....   (A)      (A)
           Indiana Medical Communication
             Network, LLC .....................    51       51
           Medical Communication Networks, Inc.    49      100(E)
           Minnesota Medical Communication
             Network, LLC .....................    90       90

          (A)  100% owned by IMS-Net of Northern California, Inc.
          (B) IMS-Net of Colorado, Inc. was the 1% General Partner of this partnership which was dissolved as of December 31, 1994 (see Note
               7).
          (C) IMS's indirect ownership interest through its wholly owned subsidiary.
          (D) In May 1995, IMS purchased the remaining 3% of IMS-Net of Kansas City, Inc. for 20,000 shares of common stock, to increase the IMS ownership to 100%.
          (E) In October 1995, IMS purchased the remaining 51% of Medical Communication Networks, Inc. for $4,350,000 subject to certain contingencies (see Note 12).
          (F) As of December 31, 1994, the outstanding 49% minority stock interest in IMS-Net of Northern California, Inc. ("Norcal") was retired by Norcal, thereby increasing the Company's interest from 51% to 100% (see Note 6).
          (G) Subsequent to yearend, IMS purchased the remaining 49% of IMS-Net of Alabama Joint Venture for $410,000.
          (H) Several of the entities listed above are governed by stockholders' or operating agreements which contain buy/sell provisions. These provisions give the Company and the joint owners of these entities the right to initiate buy/sell elections relating to the entities' ownership. The price of the exchanges are at fair market value or as specifically defined in the agreements.

All majority owned and controlled subsidiaries are consolidated and all significant intercompany accounts and transactions have been eliminated in consolidation.

            Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

            Revenue Recognition

The Company follows the provisions of the American Institute of Certified Public Accountants Statement of Position 91-1, "Software Revenue Recognition".

The Company licenses software under long-term network license agreements. License fee revenue is recognized when the network is operational, customer acceptance has occurred and all significant obligations have been satisfied.

Post-contract support ("Support") activities, including software updates and maintenance, are provided to customers either as part of a network license agreement or under a separate network license service agreement. When Support is provided as part of a network license agreement, the Company allocates a portion of the network license agreement fee to Support activities. The portion of the fee allocated to Support activities is based on the pricing of separate network license service agreements. All Support revenue is recognized ratably over the period such activities are provided.

The Company also generates revenue from network service agreements. Under these agreements, customers are provided network access, network communication and installation. Fees are typically paid quarterly in advance and recognized as revenue ratably over the service period.

Third-party joint venture fees paid to the Company in connection with the formation of consolidated subsidiary entities are recorded as capital contributions from joint venturers. In 1994, one venturer paid $150,000, relating to a joint venture commenced in 1993.

No single customer accounted for more than 10% of the Company's total revenue for the year ended December 31, 1995. One customer, a hospital system licensee under a network licensing agreement, accounted for approximately 19% of the Company's total revenue in fiscal 1994.

            Contracts Receivable and Deferred Contract Revenue

Contracts receivable are comprised of amounts due the Company under network services and network license agreements for implementation and network access fees. Revenues associated with advance payments received under network services agreements are deferred and recognized ratably over the period services are performed.

            Equipment and Furniture

Equipment and furniture are stated at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets, ranging from 2 to 10 years.

            Goodwill and Other Intangibles

The excess of purchase price over the estimated fair market values of the assets at the dates of acquisitions were allocated to goodwill and other intangibles and are being amortized over an estimated useful life of 10 years.

            Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities and net operating loss carryforwards given the provisions of enacted tax laws (see Note 4).

            Net Income (Loss) Per Common Share

For the year ended December 31, 1994, and for the period from January 1, 1995 to December 18, 1995, net loss per common share is computed based upon net loss increased to reflect undeclared preferred stock dividends at an annual rate of $200,000 and the weighted average number of common and common equivalent shares outstanding during the year. All outstanding stock options and warrants were excluded from the computation because their effect was antidilutive. For the period from December 19, 1995 to December 31, 1995, net income per common share is computed based on the weighted average number of common shares outstanding during the period.

            Software Development Costs

Under the criteria set forth in Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", capitalization of software development costs begins upon the establishment of technological feasibility of the product and ends when the product is ready for general release. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

            Use of Estimates in the Presentation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            New Accounting Pronouncement

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", issued in March 1995 and effective for 1996, establishes accounting standards for the impairment of long-lived assets. The Company will adopt this standard as of January 1, 1996 and does not expect that adoption will have a material impact on the Company's financial position or results of operations.

(3)         RELATED PARTY TRANSACTIONS

In January 1995, the Company's then-chairman transitioned from his role in day-to-day management to that of a board member only. The Company continued his compensation through December 31, 1995. In connection with this transition, the former chairman entered into a noncompetition and confidentiality agreement with the Company.

The Company issued warrants to purchase 79,302 shares of common stock at $4.00 per share to its then-chairman in January of 1994.

During 1993, the Company's board of directors established a management committee comprised of five senior vice presidents in charge of the Company's five functional areas. As part of their 1994 compensation, the five members of the management committee received options to purchase 500,000 shares of common stock at $4.00 per share. As part of their 1995 compensation, the five members of the management committee and four other officers received options to purchase 290,000 shares of common stock at $6.50 per share.

In the normal course of business, the Company's networks incur costs payable to the Company's joint venture partners. At December 31, 1995, such payables totaled approximately $740,000, and are included in payables to related parties in the accompanying consolidated balance sheet.

During 1995 and 1994 the Company reimbursed a director of the Company for approximately $1,600 and $61,000, respectively, of legal fees paid on behalf of the Company under an indemnification agreement.

During 1994, the Company sold $177,500 of software and equipment to a company owned by a director of the Company, who in turn sold these items to a hospital. The Company recorded this revenue upon the network becoming operational and all significant obligations of the Company being fulfilled.

In consideration for certain loans and/or personal guarantees related to the Company's borrowings from a bank and other obligations, the Company issued warrants to purchase 10,000 and 28,000 shares of common stock to directors during 1995 and 1994, respectively, at $5.00-$6.50 per share (see Note 8).

(4)         INCOME TAXES

The net deferred tax assets and liabilities as of December 31, 1995 and December 18, 1995, are comprised of the following:

                                                      December 31,      December 18,
                                                          1995              1995
                                                      -------------     ------------
Current:
  Accrued vacation .................................   $    165,000    $    159,100
                                                       ------------    ------------
     Current deferred tax assets ...................        165,000         159,100
                                                       ------------    ------------


                                                    December 31,      December 18,
                                                        1995              1995
                                                    -------------     ------------

Noncurrent:
   Share in losses from joint
       ventures/partnerships ....................        205,500         203,400
 Reorganization costs ...........................           --            (6,300)
 Deferred revenue ...............................        152,600         147,200
 Depreciation ...................................       (191,100)       (187,500)
 Tax credits ....................................         67,600          67,600
 Net operating loss carryforwards ...............     12,284,400      12,091,200
                                                    ------------    ------------
        Noncurrent net deferred tax assets ......     12,519,000      12,315,600
                                                    ------------    ------------
        Total net deferred tax assets before
           valuation allowance ..................     12,684,000      12,474,700
Valuation allowance .............................    (12,684,000)    (12,474,700)
                                                    ------------    ------------
Net deferred tax assets .........................   $       --      $       --
                                                    ============    ============


The Company has determined that $12,474,700 and $12,684,000 of net deferred tax assets as of December 18, 1995 and December 31, 1995, respectively, do not satisfy the realization criteria set forth in SFAS 109. Recognition of these assets requires future taxable income, the attainment of which is uncertain. Accordingly, a valuation allowance has been recorded to offset the entire net deferred tax assets.

At December 31, 1995, the Company has tax credit carryforwards available to offset future taxable income of approximately $68,000 which expire through 2006. In addition, the Company has net operating loss carryforwards of approximately $33,200,000 which expire through 2010.

As a result of the Company's acquisition by Lilly, substantially all the Company's net operating loss carryforwards are subject to limitations as to future use in any given year. Operating loss and credit amounts are subject to examination by the tax authorities.

At December 31, 1995, the Company had no current federal or state income taxes payable.

The difference between the year ended December 31, 1994 and the period from January 1, 1995 to December 18, 1995 losses reported for financial reporting and the losses reported for income tax purposes and the difference between income for financial reporting purposes and the losses for income tax purposes for the period from December 19, 1995 to December 31, 1995 were primarily the result of accelerated depreciation for tax purposes, certain accruals not currently deductible for tax reporting purposes, amortization of goodwill and other intangibles and nonqualified option exercise compensation.

The difference between the statutory federal income taxes and the Company's effective income taxes is summarized as follows:

                                            For the      For the
                                          Period from   Period From
                                            December     January       For the Year
                                          19, 1995 to   1, 1995 to        Ended
                                            December     December        December
                                            31, 1995     18, 1995        31, 1994
                                          -----------   -----------   -------------

Federal income tax provision (benefit)
  computed at the statutory rate .....   $   176,300    $(5,098,800)   $(1,445,600)
State income tax provision (benefit),
  net of federal effect ..............        17,400       (668,600)      (142,400)
Goodwill and other intangibles
  amortization .......................         5,800        154,500           --
Nonqualified stock option
  exercise compensation ..............          --       (2,354,300)          --
Allocation of 1995 loss for tax
  return treatment ...................      (408,800)          --             --
Increase as a result of joint venture
  capital contributions treated as
  income for tax reporting purposes ..          --             --           51,000
Other ................................          --          (77,500)       179,500
Valuation allowance ..................       209,300      8,044,700      1,357,500
                                         -----------    -----------    -----------
Effective taxes ......................   $      --      $      --      $      --
                                         ===========    ===========    ===========

(5)         LONG-TERM DEBT


Long-term debt is comprised of the following at December 31, 1995:
Notes payable to Lilly--secured by substantially all
   assets of IMS, subordinated to other
   indebtedness as discussed below, interest at 10%
   per annum, due on July 1, 1996 (see Note 1) .................   $ 12,669,683
Note payable to a corporation--secured by
   certain contracts, interest at 9.5%, monthly
   principal and interest payments of $8,008,
   due September 24, 1996 ......................................         69,301
Capital lease obligations--secured by
   equipment and letter of credit, interest
   ranging from 6% to 11.4%, due in varying
   monthly installments through 1999 ...........................        117,678
                                                                   ------------
            Total debt .........................................     12,856,662
Less-Current maturities ........................................    (12,776,928)
                                                                   ------------
            Long-term debt .....................................   $     79,734
                                                                   =============

Long-term debt matures as follows:

                Year ended December 31-

                       1996 ................   $12,776,928
                       1997 ................        29,551
                       1998 ................        23,673
                       1999 ................        26,510
                                               -----------
                                               $12,856,662
                                               ===========

(6)         COMMITMENTS AND CONTINGENCIES

            Litigation

The Company was involved, beginning in January 1992, in a dispute with NewHealth Group, Inc. ("NHG"), the former 49% owner of IMS-Net of Northern California, Inc. ("Norcal") and the former manager of Norcal and IMS-Net of Sacramento, Inc. ("Sacto"), its 100% owned subsidiary.

During 1994 and early 1995, all of the litigation surrounding this dispute was terminated in favor of the Company. Additionally, the Company won monetary and punitive judgments against NHG and its officers and Norcal has recovered and retired the outstanding 49% minority interest in Norcal, formerly owned by NHG, so that the Company owns 100% of Norcal as of December 31, 1994. As the Company is uncertain as to the ultimate collectibility of the judgments, the monetary and punitive judgments will be recognized for financial reporting purposes when and if the judgments are collected. No value was recorded for recovery and retirement of the 49% minority interest.

During 1995 and 1994, the Company expensed approximately $115,000 and $785,000, respectively, in legal costs relating to this litigation.

            Conversion Obligation

Under a joint venture agreement with the Company, Blue Cross and Blue Shield of Arizona, Inc. ("BCBSAZ"), as limited partner in the joint venture, has the right to elect to exchange all or increments of 20% of its rights to profits allocations in the joint venture for shares of the Company's common stock. The number of shares is to be determined by dividing $3.5 million by the market price of IMS common stock at the time of exchange. Such option is available to BCBSAZ at any time until three years and 120 days after commencement of the initial public offering of equity securities of the Company.

            Obligation to Fund Joint Ventures

The Company has agreed to fund operating cash shortfalls of three networks under the terms of three joint venture agreements. At December 31, 1995, the aggregate net amount of advances to the venture entities was approximately $253,000. In management's opinion, these potential future funding obligations will not have a material adverse effect on the Company's financial position.

            Lease Obligations

The Company has entered into various noncancelable operating leases for office space and computer equipment. Total rental expense related to these lease agreements during the period from December 19, 1995 to December 31, 1995, the period from January 1, 1995 to December 18, 1995 and for year ended December 31, 1994 was $18,302, $1,574,020 and $1,035,111, respectively.

Future minimum lease payments under noncancelable operating lease agreements as of December 31, 1995 are as follows:

            1996 ................        $1,369,872
            1997 ................         1,070,316
            1998 ................           428,995
            1999 ................           203,779
            2000 ................             6,034
                                         ----------
            Total ...............        $3,078,996
                                         ==========
            Letters of Credit

At December 31,  1995,  the Company had letters of credit  outstanding  totaling
approximately  $213,000   collateralizing   certain  capital  lease  and  tenant
finishings. The letters of credit expire at various dates through 1999.

            Other

Under terms of a Letter of Intent and Option Agreement dated November 10, 1993, an unrelated corporation paid the Company $600,000. The option agreement provided this corporation with an option to make an equity investment in IMS. The option agreement was terminated in January 1995. The corporation did not make such an investment and, therefore, the $600,000 is being applied to payments due under this corporation's Communications Services Agreement with the Company. At December 31, 1995, $533,026 is included in deferred contract revenue in the accompanying consolidated balance sheet.

(7)         PARTNERS' INVESTMENT IN LIMITED PARTNERSHIP

During 1992, the Company, through its wholly owned subsidiary IMS-Net of Colorado, Inc. ("IMS-Colorado"), obtained a 1% general partner interest in IMS-Network of Colorado, Ltd. (the "Partnership"), a Colorado limited partnership. The Partnership was formed for the purpose of obtaining business and technology licenses from the Company to operate a medical communication network (the "Network") in Colorado and to sublicense such rights to IMS-Colorado. IMS-Colorado operates the Network and paid license fees to the Partnership based on gross revenues received from the Network.

During 1994, the Partnership distributed $209,219 to the limited partners representing 99% of the royalties earned by the Partnership. As of December 31, 1994, the Partnership was dissolved as discussed below.

Due to the Company's various obligations to the limited partners, amounts received from the limited partners ($1,820,000 at December 31, 1993) were excluded from stockholders' equity in 1993. Such amounts were converted and reclassified to common stock in 1994 as discussed below.

On December 9, 1994, the Company made an exchange offering (the "Exchange") to each limited partner of the Partnership and each holder of IMS-Colorado preferred stock.

Pursuant to the Exchange, each Partnership unit and each preferred share of IMS-Colorado was surrendered to the Company in exchange for 4,000 shares of common stock of the Company and one nontransferable common stock purchase warrant entitling the holder to purchase up to 2,000 and 4,000 additional shares of common stock at $5 per share, respectively.

Each limited partner and stockholder accepted the Exchange and 324,000 and 40,000 shares of common stock and warrants to purchase 162,000 and 40,000 shares of common stock were issued to the holders of the Partnership units and IMS-Colorado preferred stock, respectively, as set forth above, and the Partnership was dissolved as of December 31, 1994.

(8)         STOCKHOLDERS' EQUITY

As discussed in Notes 1 and 11, the stockholders of the Company approved the Merger Agreement with Lilly effective December 18, 1995. The discussions below describe the capital structure of the Company through the Effective Date. For a description of the effect of the Merger on the Company's previous capital structure and the Company's current capital structure see Note 11.

            Series B Preferred Stock

Each share of Series B voting preferred stock ("Series B") was convertible at a price per share of $1.50, at the option of the holder into common stock. The Series B was entitled to receive quarterly cumulative dividends (equal to 10% of the par value or $.10 per share per annum). Cumulative undeclared and unpaid dividends were $1,300,000 at December 31, 1994. Such cumulative dividends were not accrued as the Company had an accumulated deficit and, therefore, was unable to declare or pay dividends. The undeclared and unpaid dividends would increase the net loss to the common stockholders by $193,000 and $200,000, respectively, for the period from January 1, 1995 to December 18, 1995 and for the year ended December 31, 1994.

            Series C Preferred Stock

Under terms of a Subscription Agreement dated December 30, 1993, a Series C Preferred Stock Purchase Agreement dated January 6, 1994, and a Network Sponsorship and Participation Agreement dated November 17, 1993, McKesson Corporation ("McKesson") purchased 1,250,000 shares of IMS's Series C convertible preferred stock ("Series C") at $4 per share for a total of $5 million on January 6, 1994. On July 12, 1994, McKesson purchased an additional 1,000,000 shares of Series C at $5 per share by applying as partial payment the $1 million in national network sponsorship and access fees paid in 1993.

The Company also issued warrants to McKesson in connection with its investment in the Company's Series C and in conjunction with the Network Sponsorship and Participation Agreement. In conjunction with the first and second tranches of Series C as discussed above, the Company issued warrants to purchase 750,000 and 500,000 shares, respectively, of Series C. In 1994, McKesson exercised warrants to purchase 375,000 shares of Series C for $1,875,000.

During November 1994, McKesson was acquired by Lilly who succeeded to the rights of McKesson. During early 1995, Lilly exercised warrants to purchase an additional 375,000 shares of Series C for $1,875,000.

The additional 500,000 warrants were exercised at $6.00 per share ($3,000,000) by Lilly at the time of the Company's acquisition of the remaining 51% interest of Medical Communication Networks, Inc. (see Note 12).

            Stock Warrants

Stock warrants had been issued to certain investors. Common stock warrant activity during 1994 and 1995 is as follows:

                                                                  Exercise Price
                                                    Shares           Per Share
                                                   --------       --------------
Balance, December 31, 1993 .................        503,800       $1.50 - 5.00
  Granted ..................................        309,303        4.00 - 5.00
  Exercised ................................       (137,000)          1.50
  Expired ..................................        (25,000)       2.50 - 3.50
                                                   --------        -------------
Balance, December 31, 1994 .................        651,103        1.50 - 5.00
  Granted ..................................         10,000           6.50
  Exercised ................................         (6,000)       3.50 - 5.00
                                                   --------        -------------
Balance, December 18, 1995 .................        655,103        1.50 - 6.50
  Converted in connection with
    Merger (see Note 11) ...................       (655,103)       1.50 - 6.50
                                                   --------        -------------
Balance, December 31, 1995 .................           --          $        --
                                                   ========        =============


As discussed at Note 11, the stock warrants were converted in connection with the Merger. Therefore, no warrants are outstanding at December 31, 1995.

            Series C Warrants

In 1994, the Company also issued Series C warrants, as discussed above, of which warrants to purchase 1,250,000 shares of Series C at prices ranging from $5.00 - $7.00 were granted and 375,000 were exercised at $5.00 per share. In 1995, holders of such warrants exercised the remaining warrants to purchase 875,000 shares of Series C for $4,875,000.

Common Stock Option Plans

The Company had a 1989 Stock Option Plan (the "1989 Plan") providing for the grant of options to purchase a maximum of 1,600,000 shares of common stock to key employees. Under the terms of the 1989 Plan, the option exercise price was to be no less than the fair market value of IMS's stock on the date of grant. Options were exercisable three months following the date of grant and up to 10 years from such date.

Stock option activity during 1994 and 1995 for the 1989 Plan is as follows:

                                                                 Exercise Price
                                                   Shares           Per Share
                                                  --------       --------------
Balance, December 31, 1993 ...............        1,547,422       $1.00 - 4.00
  Granted ................................           38,000           4.00
  Canceled ...............................          (19,273)       2.50 - 4.00
  Exercised ..............................             (362)       3.50 - 4.00
                                                 ----------        -------------
Balance, December 31, 1994 ...............        1,565,787        1.00 - 4.00
  Canceled ...............................          (13,786)       3.50 - 4.00
  Exercised ..............................          (91,311)       2.50 - 4.00
                                                 ----------        -------------
Balance, December 18, 1995 ...............        1,460,690        1.00 - 4.00
  Converted in connection with
    Merger (see Note 11) .................       (1,460,690)       1.00 - 4.00
                                                 ----------        -------------
Balance, December 31, 1995 ...............             --          $        --
                                                 ==========        =============


Stock options from the 1989 Plan became fully vested and exercisable upon the Effective Date of the Merger and were converted in connection with the Merger (see Note 11); therefore, none are outstanding at December 31, 1995.

On April 22, 1994, the stockholders of IMS approved the 1994 Employee Stock Option Plan (the "1994 Plan"). The 1994 Plan allowed granting incentive and nonqualified stock options; however, in 1994 and 1995, only nonqualified stock options were granted. Under the 1994 Plan, the Company was authorized to grant options to purchase a maximum of 838,600 shares of common stock to key employees. Such options were exercisable six months following the date of grant. All other terms were similar to the 1989 Plan.

Stock option activity during 1994 and 1995 for the 1994 Plan is as follows:

                                                                 Exercise Price
                                                     Shares         Per Share
                                                    -------      --------------
Balance, December 31, 1993 ..................           --          $    --
  Granted ...................................        492,730        3.50 - 5.00
                                                    --------        ------------
Balance, December 31, 1994 ..................        492,730        3.50 - 5.00
  Granted ...................................        345,870        5.00 - 6.50
  Canceled ..................................        (27,128)           5.00
  Exercised .................................        (94,468)       4.00 - 6.50
                                                    --------        ------------

Balance, December 18, 1995 ..................        717,004        3.50 - 6.50
  Converted in connection with
    Merger (see Note 11) ....................       (717,004)       3.50 - 6.50
                                                    --------        ------------
Balance, December 31, 1995 ..................           --          $    --
                                                    ========        ============


Stock options from the 1994 Plan became fully vested and exercisable upon the Effective Date of the Merger and were converted in connection with the Merger (see Note 11); therefore, none are outstanding at December 31, 1995.

            Subscriptions Receivable

Stock subscriptions and joint venturers' contributions receivable consist of amounts to be received for sale of common stock and formation of joint ventures.

(9)401(k) PLAN

In 1993, the Company adopted a 401(k) plan for its employees. Under this plan, the Company may contribute to the plan at its discretion. The total amount contributed by the Company to the plan during the period from December 19, 1995 to December 31, 1995, the period from January 1, 1995 to December 18, 1995 and for the year ended December 31, 1994 was $5,998, $145,159 and $79,353, respectively.

(10)SALES OF CONTRACTS RECEIVABLE

During 1995, the Company sold without recourse its rights to the remaining payments due under certain network license agreements for a price equal to the present value of the remaining noncancelable license fee payments. Proceeds from the sales were approximately $4.6 million. The Company recognized losses of approximately $220,000 related to these sales.

(11)MERGER WITH LILLY

As discussed in Note 1, the stockholders of the Company approved the Merger Agreement with Lilly effective December 18, 1995. The following discussion outlines the general terms of the Merger and the impact of the Merger on the Company's capital structure.

Each existing holder of common stock obtained the right to receive $8.00 in cash or one share of new Series D preferred stock subject to mandatory redemption ("Preferred D") in exchange for each share of common stock held. In connection with the Merger, holders of 2,308,147 shares of common stock elected to receive $18,465,176 in cash and holders of 4,298,162 shares of common stock elected to convert into 4,298,162 shares of Preferred D.

Each existing holder of Series B preferred stock obtained the right to receive $5.33 in cash plus any accrued unpaid dividends as of the Effective Date or two-thirds of a Preferred D share plus any accrued unpaid dividends on the Series B as of the Effective Date, or such Series B stockholders could elect to retain the Series B shares with the amended terms of conditions set forth in the Merger Agreement and exhibits thereto. In connection with the Merger, holders of 551,250 shares of Series B elected to receive $2,938,163 in cash and holders of 1,448,750 shares of Series B elected to convert into 965,833 shares of Preferred
D. No holder elected to retain Series B shares, and no accrued unpaid dividends were payable at the Effective Date as the $1,493,000 of accrued but unpaid dividends were paid as a condition of the Merger.

Each Series C preferred share was converted to one share of common stock for a total of 3,500,000 shares.

The 12,000 shares of Trans-IMS Corporation and the 160,200 shares of common stock held by Lilly were converted into 12,000,000 shares and 160,200 shares of common stock, respectively, after the Merger.

Holders of outstanding Company options and warrants had the right either to (i) receive $8.00 in cash per share into which each such option or warrant was exercisable as of the Effective Date net of the exercise price, or (ii) retain the right to purchase one share of Preferred D stock for each share of common stock into which such option or warrant was exercisable as of the Effective Date. Option holders had the further right to receive fully vested options to acquire shares of common stock of Lilly under the 1994 Lilly Stock Plan. Holders of options to purchase 1,543,633, 146,762 and 487,300 shares of common stock elected to receive $6,442,023 in cash, options to purchase 146,762 shares of Preferred D and options to purchase a certain number of shares of Lilly common stock, as defined in the Merger Agreement, respectively.

Holders of warrants to purchase 404,936 and 250,167 shares of common stock elected to receive $1,617,560 in cash and options to purchase 250,167 shares of Preferred D, respectively.

As of December 31, 1995, the Company had payables to predecessor stockholders of $1,697,568 related to the Merger based on the stockholders' conversion elections. As a result of the Merger, Lilly owns all of the 15,660,200 common shares outstanding as of December 31, 1995.

Series D Preferred Stock Subject to Mandatory Redemption

Each share of Preferred D is entitled to cumulative cash dividends at an annual rate of $.62 per share, payable in arrears each December 31 until and unless redeemed by IMS. Holders of Preferred D have no voting rights and have no right to convert their shares of Preferred D into any other class of capital stock of IMS. Upon liquidation, dissolution or winding-up of IMS, holders of Preferred D are entitled to an amount in cash equal to $8.00 per share, plus an amount equal to all accumulated and unpaid dividends on such shares and have preference over shares of IMS common stock.

Holders of 5,263,995 shares of Preferred D and holders of options/warrants to purchase 199,762 shares of Preferred D elected to enter into Put/Call Agreements with Lilly whereby each holder of Preferred D shares would have the right to put their shares to Lilly during two put periods beginning one year after the Effective Date and 30 months after the Effective Date. Pursuant to the Put/Call Agreements, Lilly would have the right to call the Preferred D stock, which right could be exercised any time after three years from the Effective Date. The put and call purchase price is $8.00 per share plus any unpaid dividends accrued prior to the purchase date.

The Preferred D shares also carry mandatory redemption features. For the period of 30 days after the fifth anniversary of the Effective Date, the holders may demand redemption of their shares for $8.00 per share plus all accrued and unpaid dividends. The Company has the option, beginning on the fifth anniversary of the Effective Date, to redeem any or all shares of Preferred D at a redemption price of $8.00 per share plus all accrued and unpaid dividends. All such shares redeemed will be canceled and will not be issuable by IMS thereafter.

(12)PURCHASE OF MEDICAL COMMUNICATION NETWORKS, INC.

In October 1995, the Company acquired the remaining 51% interest of Medical Communication Networks, Inc. ("MCN") from Unihealth America Ventures ("Unihealth"). The purchase price was $4,350,000 of which $1,900,000 is contingent upon MCN receiving extensions to eight existing network services agreements with hospitals owned by Unihealth. Such extensions had not yet been received as of January 23, 1996. Of the total purchase price, Unihealth received $3,350,000 in cash at closing and $1,000,000 was placed in escrow at a bank. The funding for this purchase was provided by Lilly through the exercise of a warrant to purchase 500,000 shares of the Company's Series C preferred stock for $3,000,000 and a loan to the Company of $1,350,000.

                                  EXHIBIT INDEX

Exhibit                      Description                                Page No.
-------                      -----------                                --------

2.1   Agreement and Plan of Merger, dated August 2, 1995, among Lilly,    N/A
      Trans-IMS Corporation, and IMS.

2.2   Form  of  Put/Call   Agreement  among  Lilly,  IMS  and  certain    N/A
      shareholders of IMS.

2.3   Form of Support  Agreement,  dated August 2, 1995, between Lilly    N/A
      and certain share- holders of IMS.

4.1   Articles  of  Incorporation  including  Articles  of  Merger  of    N/A
      Trans-IMS  Corporation with and into Integrated Medical Systems,
      Inc.

4.2   By Laws of IMS                                                      N/A

10.1  Stock Purchase Agreement, dated January 6, 1994, between IMS and    N/A
      McKesson Corporation.

10.2  Sponsorship  and  Participation  Agreement,  dated  November 17,    N/A
      1993, between IMS and McKesson Corporation.

10.3  Stockholder's  Rights Agreement,  dated January 6, 1994, between    N/A
      IMS and McKess- on Corporation.

10.4  Senior   Subordinated   Note  from  IMS  (which   includes   the    N/A
      registration right for Charles Brown).

10.5  Indemnification  Agreement,  dated August 14, 1992,  between IMS    N/A
      and David Holbrooke.

10.6  IMS 1989 Restated Stock Option Plan.                                N/A

10.7  IMS 1994 Employee Stock Option Plan.                                N/A

10.8  Promissory Note, dated June 12, 1995, between Lilly and IMS.        N/A

10.9  Security Agreement, dated June 12, 1995, between Lilly and IMS.     N/A

10.10 Pledge Agreement, dated June 12, 1995, between Lilly and IMS.       N/A

10.11 Promissory Note, dated July 27, 1995, between Lilly and IMS.        N/A

10.12 Security Agreement, dated July 27, 1995, between Lilly and IMS.     N/A

10.13 Pledge Agreement, dated July 27, 1995, between Lilly and IMS.       N/A

10.14 Promissory Note, dated August 28, 1995, between Lilly and IMS.      N/A

10.15 Security  Agreement,  dated August 28, 1995,  between  Lilly and    N/A
      IMS.

10.16 Pledge Agreement, dated August 28, 1995, between Lilly and IMS.     N/A

10.17 Form of Registration  Agreement  applicable to holders of Series    N/A
      B Preferred Stock.

10.18 Joint Venture Agreement, dated May 15, 1992, with HFN, Inc.         N/A

10.19 Shareholders'  Agreement,  dated May 31,  1992,  with  Adventist    N/A
      Health System.

10.20 Joint  Venture  Limited  Partnership  Agreement,  dated June 30,    N/A
      1992, with Blue Cross and Blue Shield of Arizona, Inc.

10.21 Operating Agreement for Indiana Medical Communications  Network,    N/A
      L.L.C., dated April 10, 1993.

10.22 Operating Agreement for Minnesota Medical  Communications  dated    N/A
      November 7, 1993.

10.23 Stock Purchase and  Termination  Agreement,  dated September 30,    N/A
      1995, with Unihealth America Ventures.

10.24 Promissory  Note,  dated  September 25, 1995,  between Lilly and    N/A
      IMS.

10.25 Promissory Note, dated October 17, 1995, between Lilly and IMS.     N/A

10.26 Promissory Note, dated October 25, 1995, between Lilly and IMS.     N/A

10.27 Form of Severance Agreement with certain employees of IMS.          N/A

21.1  List of Subsidiaries of IMS.                                        N/A

27    Financial Data Schedule